Form 10-K
period 2018-12-31
Talend SA
filed 2019-02-28
CIK 1668105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-37825

Talend S.A.

(Exact name of Registrant as specified in its charter)

France	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

9, rue Pages

92150 Suresnes, France

(Address of principal executive offices)

+33 (0)1 46 25 06 00

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share Ordinary shares, nominal value €0.08 per share*	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC*

*  Not for trading, but only in connection with the listing of the American Depositary Shares on The NASDAQ Stock Market LLC.

Securities registered or to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes  ☐  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

The aggregate market value of ordinary shares held by non-affiliates of the Registrant on June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price for the Registrant’s American Depositary Shares as reported on the NASDAQ Stock Market, was approximately $1.7 billion. Ordinary shares held by each executive officer, director, and holder of 5% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2019, the Registrant had 30,305,390  ordinary shares, nominal value €0.08 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in 2019. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year ended December 31, 2018.

INTRODUCTION

The audited consolidated financial statements included herein have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). For Talend S.A. and our subsidiaries that use a functional currency that is not U.S. dollars, the assets and liabilities have been translated at the closing exchange rate as of the relevant balance sheet date, while the income and expenses have been translated at the average exchange rate for the month in which the transaction occurred. The resulting exchange differences are recognized in our consolidated statement of comprehensive loss.

All references in this Annual Report on Form 10-K, or Annual Report, to “$,” “US$,” “U.S.$,” “U.S. dollars,” “dollars,” and “USD” mean U.S. dollars and all references to “€”, “EUR” and “euros” mean Euros, unless otherwise noted. Certain information in this Annual Report is expressed in Euros. We make no representation that the Euro or U.S. dollar amounts referred to in this Annual Report could have been converted into U.S. dollars or Euros, as the case may be, at any particular rate or at all. See “Item 1A. Risk Factors—We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations”.

As used in this Annual Report, the term “ADSs” refers to the American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share, of Talend S.A.

As used in this Annual Report, the term “the Company” refers to Talend S.A, and the terms “Talend,” “we,” “our,” “us,” and “the Group” refer to Talend S.A. and its consolidated subsidiaries, unless the context otherwise requires.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “may”, “believe”, “can”, “intend”, “potential”, “designed to”, “expect”, “anticipate”, “estimate”, “predict”, “intend”, “plan”, “targets”, “projects”, “likely”, “will”, “would”, “could”, “should”, “contemplate”, or the negative of these and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•Our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate positive cash flow and ability to achieve and maintain profitability;

•the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•our ability to increase the number of new subscription customers, particularly enterprise customers;



•our ability to manage our business model transition to cloud-based products and a customer-centric sales model;

•our ability to renew and extend existing customer deployments, and to transition existing customers to our cloud offerings;

•our ability to optimize the pricing for our subscription offerings;

•the growth in the usage of Talend Data Fabric;

•our ability to innovate and develop the various open source projects that will enhance the capabilities of Talend Open Studio;

•our ability to provide superior subscription offerings and professional services;

•our ability to successfully introduce new product offerings;

•our ability to successfully expand in our existing markets and into new domestic and international markets;

•our ability to effectively manage our growth and future expenses;

•our ability to maintain, protect and enhance our intellectual property;

•general economic conditions that may adversely affect either our customers’ ability or willingness to purchase new or additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscriptions or affect customer retention;

•anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the continued adoption of big data technologies, industry pricing and competitors’ offerings;

•our ability to comply with modified or new laws and regulations applying to our business, including those relating to copyright, privacy, and data protection;

•the attraction and retention of qualified employees and key personnel, particularly with respect to our sales and marketing team;

•the potential benefits of strategic collaboration agreements and our ability to enter into and maintain established strategic collaborations;

•developments relating to our competitors and our industry; and

•other risks and uncertainties, including those listed in “Item 1A. Risk Factors”.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. You should refer to the section of this Annual Report titled “Item 1A. Risk Factors”  and those discussed in other reports and documents we file with the SEC. For a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

You should read thoroughly this Annual Report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements. Other sections of this Annual Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, if any one or more of the assumptions underlying the market data turns out to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements made in this Annual Report relate only to events or information as of the date on which the statements are made in this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business

Company Overview

Our mission is to enable every organization to realize the power of their data with trust and speed. The suite of apps in Talend Data Fabric integrates data and applications in real time across cloud and big data environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers across organizational and technology silos. We are a recognized leader in the market. In July 2018, Gartner continued to identify us as a Leader in its report titled Magic Quadrant for Data Integration Tools. In October 2017, Gartner also named Talend a leader in its report titled Magic Quadrant for Data Quality Tools and in June 2018 Forrester named Talend a leader in its report titled The Forrester WaveTM: Big Data Fabric Wave, Q2 2018. We are a key enabler of the data-driven enterprise where data is a strategic asset powering business. Talend Data Fabric allows customers in any industry to improve business performance by using their data to create new insights and to automate business processes. Our customers rely on our software to better understand their customers, offer new apps and services, and improve operations with predictive maintenance.

The amount of data available for decision making is increasing dramatically, and the technology to analyze and act on that data is becoming more capable and ubiquitous. The growing capabilities of cloud data warehouses have created a powerful and easy-to-use alternative to on-premise infrastructure that is accelerating the shift of data to the cloud and expanding the availability of big data and machine learning technologies to organizations of all sizes. At the same time, the increasing pace of business is driving the need for more real-time data processing and the need to make data-driven decisions throughout organizations, creating demand for self-service business and analytical applications. Data infrastructure has begun to shift to cloud platforms to enhance agility, elasticity, scalability, and time-to-value. As a result, organizations require agile, real-time data integration and integrity solutions that support their evolving needs.

Talend Data Fabric provides a comprehensive, flexible solution to address IT integration needs across industries. It works seamlessly across on-premise and cloud environments to connect both traditional and big data environments. Organizations can quickly integrate all forms of data across systems and applications at scale, with significantly improved performance and lower total cost of ownership than traditional data integration approaches. Talend Data Fabric interoperates and natively integrates with cloud data platforms such as Amazon AWS, Azure, Google, and Databricks, while including extensive support for cloud data warehouses such as Amazon Redshift, Microsoft Azure Data Warehouse, Google BigQuery, and Snowflake. Our flexible architecture enables us to rapidly adopt new technologies as they emerge and support evolving cloud environments so that our customers can maximize the value of their data investments. Our technology allows our customers to manage both batch and real-time data processing and incorporate machine learning to leverage data for the automation of operational workflows. Our flexible cloud architecture allows organizations to operate in a cloud-based environment, in their on-premise datacenter, in private clouds, or in any hybrid combination.

Industry Overview

We are in the early stages of four disruptive trends that are reshaping the IT industry:

•The amount and availability of data is increasing significantly;

•Cloud platforms from Amazon, Google and Microsoft are increasing IT agility and expanding the accessibility of enterprise-grade technologies for organizations of all sizes;

•Big data technologies such as Hadoop, Spark, and NoSQL are dramatically lowering the cost to store and manage data and add new real-time processing capabilities across public and private cloud environments as well as on-premise deployments; and

•Changes in buying behavior favor frictionless sales and consumption-based pricing which enable faster access to data than ever before for a broader population of both IT and business users.

These trends are creating an increasing number of new opportunities for organizations to be data driven. It is now, more than ever, critical for organizations to have an IT strategy that enables them to leverage data to support their business initiatives. To do this, IT teams must be able to work with new data platforms and fluidly address high volume, IoT, self-service and real-time scenarios.

The Data-Driven Imperative

The growing adoption of cloud-based IT infrastructure, proliferation of mobile and IoT devices, and accessibility of business applications is producing massive quantities of new data for organizations. This data provides little insight when stored in organizational or technology silos, but becomes highly valuable when combined with existing customer, product and partner data.

The proliferation of digital information provides new opportunities for organizations to leverage data to enhance their business, making its effective and strategic use a key competitive advantage. As leading organizations move the competitive bar upwards with innovative uses of data, other organizations risk falling behind if they do not also invest in solutions that leverage their data assets effectively. In a business environment where data is available and actionable, data-driven decision making is now a competitive necessity.

Cloud Adoption Becomes Mainstream

IT infrastructure is undergoing a shift as organizations extend their infrastructure with cloud-based solutions. The traditional information technology framework of standalone hardware running on-premise software, which is deployed and maintained by IT departments, is shifting rapidly toward a virtualized, cloud-based infrastructure that reduces upfront investment, ongoing maintenance and support costs, and increases agility. Increasingly, companies are shifting their data infrastructure to the cloud.

This new IT paradigm empowers organizations to adapt their compute and storage resources to meet their needs in real time, reducing their footprint and streamlining costs.

Generational Shift to New Data Technologies

Technologies such as Hadoop, Spark, Spark Streaming, and NoSQL enable organizations to manage and process far greater amounts of data in real time and at significantly lower costs. These big data technologies support cloud platforms such as Amazon Elastic MapReduce, Microsoft Azure HD Insight, and Google Cloud Dataproc or Dataflow. These new technologies initially start as complementing the traditional relational database technology in widespread use today by adding new capabilities to deal with the far larger data volumes, more varied types of data, and real-time processing.

Organizations will operate in a hybrid, multi-cloud mode for years to come where new projects are increasingly built with next-generation big data technologies and deployed in cloud environments, and existing applications will continue to run on traditional databases.

Demand for Self-Service Technology

The proliferation of data, coupled with its strategic importance, has significantly increased business users’ demand for tools to access the data themselves. These tools are often limited by the data they can access. Data and analytics teams struggle to respond to this urgent need due to their over-reliance on IT-centric tools for finding, cataloging and transforming relevant data, and making it accessible to the growing number of distributed users in the enterprise, both inside and outside of centralized data and analytics teams. Due to this, organizations report that they spend more than 60% of their time in data preparation, leaving little time for actual analysis. This has led to demand for a new wave of self-service tools that allow both IT and business users to collect, govern, transform, and share data more quickly than before.

Data science teams, in particular, are dramatically retooling the analytics workflow. Much of their activities are only possible in the cloud, with spin up/down Spark clusters for data processing, including deep learning and machine learning capabilities required by data science projects. Data scientists are driving demand for data catalogs, which automatically discover data and provide lineage and other useful information about the data. Other aspects of the data science/machine learning workflow are coming into focus to enable an end-to-end process from raw data through machine learning models operating in production.

Analytics and data teams rely on Data Engineers to automate and improve the quality and reduce the cycle time of data analytics. The skillset and needs of these engineers require much more self-service tools and a mix of coding, scripting, and more traditional data integration tools.

Our Opportunity

We believe our apps address the markets for Data Integration and Integrity Software, Master Data Management, and Integration and Orchestration Middleware, which IDC estimates combined were $17 billion in 2016 and are forecasted to reach $23 billion in 2020. IDC forecasts the data integration and integrity market to grow from $6.0 billion in 2017 to $9.8 billion in 2022. We believe that these markets will further expand as a portion of spend on hand-coded integrations will transition to software-based integration solutions given the time consuming and expensive process of manual integrations coupled with the scarcity of personnel with the requisite technical skills.

The transformative change in IT infrastructure is driving a dramatic shift to cloud platforms to address infrastructure and data warehousing needs. This is driving rapid growth in cloud integration. According to IDC, the market for Cloud Data Integration and Integrity Software is forecast to reach $2.3 billion by 2022, representing a 30% CAGR from 2018. This significant growth rates represent the rapid expansion and pace of change in the markets underlying our opportunity.

Our Solution

Talend Data Fabric is a modern solution designed to meet the integration and integrity needs of both developers and data scientists. It is offered as both a SaaS or premise offering, and works seamlessly across a customer’s on-premise, cloud and hybrid environments to integrate data in real time from both traditional and big data environments. The benefits of our solution include:

•Integrated cloud solution.  We provide a single integration and integrity solution that is available as a SaaS offering or as an on-premise license that can be deployed on-premise, in the cloud, or across hybrid environments. Organizations have access to identical architecture and functionality across all potential use cases. Talend gives organizations the ability to scale cloud resources up and down when necessary, allowing customers to take advantage of the elasticity and cost savings of cloud platforms.

•Designed for modern data technologies.  Our solution was purpose-built to work with modern data architectures, allowing organizations to integrate their data seamlessly in any environment. Our product architecture uses a metadata driven abstraction that allows the generation of code that runs natively in Spark, Snowflake, and the three key cloud platforms (Amazon, Microsoft, Google) to take full advantage of the scale and speed of big data and cloud technologies.

•Powerful real-time integration and machine learning.  We enable organizations to unlock the value of their data to create real-time, predictive insights. Customers can use a single design environment to create intelligent data flows with machine learning algorithms that can process both batch and real-time streaming data to automate the delivery of insights.

•Self-service functionality.  Our solution enables anyone in IT or a business role to access, clean, enrich, integrate, and search for data with an easy-to-use, web-based user interface. This empowers users to conduct more data preparation on their own, without waiting for IT resources. Through our self-service data catalog, users can centrally locate all the information pertinent to data they wish to use for analytics or data science modeling. The data catalog aggregates information including provenance, location, quality, privacy, ownership, and lineage of the data throughout an organization.

•Rapid deployment and agility.  We have simplified the complexities of connecting cloud, big data, and traditional architectures across cloud and on-premise environments. Since developers use a single solution for all of their integration needs, they can move quickly from one data integration project to another without learning or deploying additional solutions. This both accelerates development and reduces cost and complexity of data integration. Customers can seamlessly add new Talend Data Fabric apps, dramatically reducing the time to deploy new capabilities.

•Robust governance and management capabilities.  Our solution provides organizations with powerful governance and management capabilities for their data assets. Our solution can manage the largest volumes of data, while masking sensitive data such as credit card or social security numbers. We provide visibility into data flows, lineage and stewardship that continuously updates as developers change integrations.

Talend Data Fabric

We deliver apps for data integration, big data integration, application integration, cloud integration, data catalog, API design and testing, master data management (MDM), and self-service data preparation as a part of Talend Data Fabric. Our apps are designed for data in the cloud and on-premise, integrating applications in real time, and work with a wide range of databases, data warehouses, file formats, and applications including Marketo, NetSuite, salesforce.com, and SAP. While our customers often gain experience with our apps through our open source versions, we generate revenue when customers purchase subscriptions to the commercial version of any of our apps.

Our commercial apps are enhanced versions of the free open source versions of our offerings and include additional capabilities which are critical for enterprise deployment, such as:

•Collaboration: maximize productivity by enabling teams to share metadata and flows;

•Scheduling: run an integration flow on a repeating schedule;

•High Availability: maximize uptime through technical clustering features;

•Monitoring: track events, requests, unexpected faults and system management decisions;

•Distributed Scale-Out: dynamically expand and contract compute in response to demand;

•Governance: embed compliance and security rules for tracking and auditing of internal data;

•PI services: create, test and implement APIs to build re-usable and shareable data assets; and

•Technical Support: includes response time SLAs, plus phone, email and web support.

Talend Data Fabric combines all of our integration and integrity apps into a single solution with a common development and management environment to solve complex IT integration challenges. The solution enables users to shift between capabilities without learning additional tools, interfaces, and programming paradigms. Talend Data Fabric is seamlessly compatible and interoperable across cloud, on-premise and hybrid environments. Talend Data Fabric increases productivity by allowing developers to use the same integration apps to address a wide variety of integration and integrity challenges across big data, the cloud, IoT and traditional data sources.

Talend Data Fabric includes the following apps:

•Data Integration.  Talend Data Integration allows customers to easily integrate, transform, and blend data from a wide variety of data sources. Our code generation architecture uses a visual interface to create high performance Java or SQL code. The solution contains over one thousand connectors to databases, flat files, cloud-based applications, and many other types of data. Talend Data Integration includes optional data quality features to profile, cleanse, anonymize, and mask data. These optional data quality features provide data de-duplication, validation, standardization, and enrichment that create high-quality, clean, and reliable data for access, reporting, and analytics. Talend Data Integration can be sold and deployed as a standalone app.

•Cloud Integration.  Talend Cloud is an Integration Platform-as-a-Service that enables customers to access and run Talend Data Fabric apps as a service to integrate both their cloud and on-premise systems. It works seamlessly with Talend Studio so that the same integration flows built to run in Talend Big Data Integration or Talend Data Integration can easily be run in the cloud, for example, on Amazon Web Services, Google Compute Engine or Microsoft Azure. Talend Cloud allows customers to take advantage of the elasticity of modern cloud platforms by being able to spin up and spin down computing resources as needed.



•Big Data Integration.  Talend Big Data Integration provides the same features and functionality as Talend Data Integration, in addition to specialized support for big data platforms. Our solution generates native code for modern big data systems to run real-time, large-scale data processing. It integrates with Apache Hadoop, Apache Spark, NoSQL databases either on-premise or in the cloud. The solution delivers large-scale, high performance in-memory processing by generating native Spark and Spark Streaming code, thus leveraging the full capabilities of the big data environment. Talend’s support for Spark and Spark Streaming gives it up to five times faster performance than MapReduce, according to our internal performance calculations, support for machine learning algorithms, and real-time processing of data streams.  End-to-end big data integration workflows can be integrated with EMR, Amazon Redshift, Microsoft Azure HDInsight, Google Dataproc or Dataflow, or Databricks systems to support IoT and other business intelligence projects.

•Application Integration.  Talend Application Integration enables organizations to integrate applications, services and APIs without coding, simplifies complex mapping challenges, and delivers and enforces enterprise security rules. Our solution provides a high-speed services backbone and enables building a service-oriented architecture to connect, mediate, and manage services in real time. The solution is built on extensible open source Enterprise Service Bus and data integration technology. Our built-in data mapper is intuitive and allows the manipulation of complex, legacy and vertical industry data formats with a graphical tool. Talend Application Integration is sold as a bundle with either Talend Data Integration or Talend Big Data Integration.

•Data Catalog. Talend Data Catalog enables business and IT users to search, find, and access any data from across their enterprise. Talend Data Catalog automatically crawls, profiles, organizes, links, and enriches data from any data source, third-party integration tool, and analytics tools. Data Catalog centralizes all information about the provenance and data linage of data with over 100 connectors to extract metadata from source systems, including all major databases, data warehouses, and new data platforms such as Spark, NoSQL databases, and other catalogs. Talend Data Catalog leverages technology from third-party partners. Talend Data Catalog automatically classifies and identifies the quality of data based on built-in data dictionary and quality services, thereby reducing the time for new data sources to be onboarded to users.

•API Services. Talend API Services provides full API development lifecycle support that extends from design, test, documentation, implementation to deployment. Our visual API Designer and team collaboration tools make it easy to define a contract-first API with consumers. Users can automatically simulate and test the API using live preview and generate API reference documentation for consumers to integrate. Talend API Services combines continuous integration capabilities and the ability to deploy web services modules as containerized microservices through visual tools, allowing teams to quickly deliver and deploy new applications and services. Developers can select from over 900+ pre-built components and connectors to natively connect databases, flat files, cloud-based applications, including mapping components for complex data formats such as EBCDIC files, XML, JSON, and EDI.

•Master Data Management.  Talend Master Data Management enables customers to build a consistent, 360-degree view of their customers, products, employees, and partners. It does this by allowing customers to cleanse, transform, and link data from multiple systems together and maintain a consistent record of their most important data. Talend Master Data Management includes a wide range of data quality features and a data stewardship console to manage exceptions in master data as they arrive. Once a 360-degree view is built, it can be shared with the relevant business users, inform new types of analytics, or provide clean, trusted data in real time as new transactions are generated. Unlike many other MDM apps, Talend Master Data Management allows customers to start small and then expand their master data management projects over time. Talend Master Data Management is sold as a bundle that includes Talend Application Integration and either Talend Data Integration or Talend Big Data Integration.

•Data Preparation.  Talend Data Preparation allows anyone in IT or a business role to access, blend, clean and enrich data with an Excel-like, easy-to-use point-and-click user interface. This empowers users to solve their data preparation challenges on their own without waiting for IT resources. The commercial version of Talend Data Preparation works seamlessly with Talend Big Data Integration, Talend Data Integration, and Talend Cloud such that IT and business users can create a data preparation process and share it with an IT developer to embed it into a more complex data integration flow. This allows IT organizations to accelerate data warehousing projects by partnering with business users that are experts in the data being processed. Talend Data Preparation is sold as an optional component within Talend Data Fabric apps.

•Stitch Data Loader.  Stitch Data Loader is a cloud-based data ingestion engine designed to quickly and efficiently connect a multitude of SaaS applications to cloud data warehouse systems including Snowflake, Amazon Web Services, Microsoft Azure SQL Database, and Google BigQuery. Stitch Data Loader is designed for frictionless adoption, enabling customers to discover, try, and purchase the solution without the involvement of sales personnel. This sales motion enables customers to start realizing value quickly from their cloud data warehouse and provides a high-volume landing strategy to then upsell and cross sell additional apps and capabilities.

Open Source Apps

We offer five Talend Open Studio branded app offerings as well as Talend Data Preparation Free Desktop which are all free, open source versions of our apps. These apps are 100% open source and are freely downloadable from the Talend website or other online communities. Our open source apps have been downloaded more than three million times. Our open source apps are designed to meet all of the requirements of a single user and are unlimited with respect to duration of use, processing power, number of integration flows that can be designed using the app, and number and types of data sources that can be accessed using the app. However, once multiple users within the same organization start using our open source apps, they tend to need the enhanced features that are only included in our subscription offerings. Each open source app can be deployed independently of the others to provide users with ultimate flexibility.

Our Growth Strategy

Key drivers for our growth strategy include:

•Maintain our technology leadership.  We intend to continue to invest in Talend Data Fabric and innovate and develop new features, functionality and app modules as our markets advance.

•Grow our customer base.  We plan to grow our base of customers by continuing to expand our sales organization, develop our channel relationships and convert open source users into paying customers. As of December 31, 2018, we had over 3,000 total customers and 472 enterprise customers that generate an annualized subscription revenue of over $100,000.

•

Further expand within our existing customer base.  Our customers typically make an initial purchase for a specific and immediate need and then subsequently expand their use cases. Our acquisition of Stitch, Inc. further enhances our go-to-market reach with a cloud application available for self-service purchase which we believe reduces friction for customers and provides a basis for targeted expansions over time.

•Expand our ecosystem of partners.  We will continue to invest in and grow our strong ecosystem of partners spanning big data vendors, cloud platform and application providers, analytical software providers, commercial use/OEM partners, systems integrators and VARs.

•Continue to grow internationally.  We have a presence in the United States, Germany, France, Canada, the United Kingdom, Ireland, Spain, Italy, Australia, Singapore, the Netherlands, Sweden, Switzerland, China, India, and Japan. We will continue to invest in further expanding our footprint in international markets.

•Cultivate our open source community.  We will continue to release open source versions of our app to increase our exposure among developers and enhance our community to develop additional components and connectors for our integration solution, some of which we will commercialize.

Customers

We have a broad, global customer base that includes AstraZeneca, HP, Citi, General Electric and Lenovo and spans a broad range of industries, including financial services, technology, telecommunications, healthcare, manufacturing, and retail. As of December 31, 2018, we had over 3,000 paying subscription customers across more than 60 countries and a variety of industries. We define a customer as a paid licensor of our technology, either directly from Talend or through an authorized reseller. We exclude users of our technology through OEM partnerships. We also exclude users who have downloaded the Open Source versions of our apps but have not entered into a commercial relationship with us and from whom we do not derive any recurring revenue.

Marketing

Our marketing organization is responsible for increasing the awareness of Talend’s solution, fostering the Talend community, generating demand, gathering market feedback and enabling our field sales team to effectively sell our solution. The open source and free trial editions of our apps are key drivers of awareness and initial usage. Our open source apps have seeded the market and lead to Talend Data Fabric adoption by many of our current paying customers. When deciding whether to purchase our apps, our customers primarily learn from our open source apps, Talend community, white papers, webinars and third-party research before engaging with our sales team. It is a key mission of the marketing organization to support and accelerate this learning process. The marketing organization includes the following functions: web marketing, community marketing, marketing communications, field marketing and product management and marketing.

Sales

We sell our software and services through both a direct sales force and indirect channel partners. As of December 31, 2018, we had a direct sales presence in 16 countries across North America, Europe and Asia. For indirect channels, we utilize resellers, referral partners and implementation partners to increase our overall sales opportunities. We also offer our Stitch Data Loader offering via a self-service e-commerce platform which typically does not require the involvement of sales personnel or partners.

Our sales efforts are built on a land-and-expand sales model. To facilitate market adoption, we offer a free open source version of our app with community registration. These registrations become leads for our marketing and sales organization to develop and close. After an initial deployment, organizations often purchase more subscriptions or expand usage to additional modules from Talend Data Fabric.

We sell our apps to organizations of all sizes and the majority of our sales are through our direct sales force. Our direct sales force includes an inside sales team which is closely aligned with an outside sales team. In many countries we also sell through a VAR channel and we get referrals from a variety of partners including system integrators. We have a global team of indirect channel managers responsible for these relationships.

Post-sale, our customers are managed by a dedicated customer success organization. Our customer success team is responsible for driving successful deployments, maintaining customer relationships, renewing existing contracts and identifying expansion opportunities within existing customers.

Our business is subject to seasonal trends. See “Risk Factors—The seasonality of our business can create variance in our quarterly bookings, subscription revenue and cash flows from operations” for additional information.

Channels and Alliances

Talend maintains strategic relationships with a variety of partners that we view as a playing a critical role in our growth and success. These partners jointly develop, market, sell, recommend and/or implement our solution. Our partners include:

•Technology Alliances.  We work with big data, cloud application and analytical software vendors to provide integration solutions to their customers. We work with Amazon Web Services, Microsoft, Google, Snowflake, Databricks and Cloudera among others.

•Value Added Resellers.  Our network of resellers extends our sales and marketing efforts across Europe, the Middle East and Asia-Pacific. Many of our VARs also bring deep vertical market knowledge and implementation expertise.

•Systems Integrators.  We have partnered with over 100 systems integrators worldwide, including Accenture, Cognizant, Capgemini, Deloitte Consulting, Wipro and Virtusa, among others.

•Commercial Use/OEM.  Over 30 technology and services companies embed or distribute Talend software as part of their go to market offering. We provide these companies with a limited-use license of certain Talend apps and they pay us royalties or annual subscription fees.

Research and Development

Our research and development team is globally distributed in France, Germany and China. We take pride in our ability to attract and retain the best talent to our team and to create a challenging yet fulfilling environment where engineers can thrive, solving complex problems and finding innovative ways to address current and future data integration, data processing and data governance challenges. We follow agile development methodologies, work with the latest technologies and have created a modern, state of the art, flexible and automated software development process that has allowed us to deliver high-quality apps and adapt to market changes and new requirements quickly.

Talend has deep roots in the open source community. We believe our open source approach helps us maintain greater transparency, create better software and have happier customers. We have an open source core app that anyone can download, improve, enrich, or extend and we are very engaged with the open source community to get feedback to improve our apps. In addition to our own in-house developed open source projects, we employ open source committers to key shared projects from the Apache Software Foundation such as Apache Beam, ActiveMQ, Camel, CXF, Karaf and Syncope that are used in our own technology stack but also in many other enterprise software apps.

Backlog

Backlog represents the consideration amount of revenues we expect to recognize in the future from contracts with customers that we believe to be firm and are in progress. Backlog is a measure not defined by generally accepted accounting principles and may not be indicative of future operating results. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The timing of our invoices to our customers is a negotiated term and thus varies among our support subscription agreements. For multi-year agreements, it is common for us to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, we do not recognize them as revenue, deferred revenue or elsewhere in our consolidated financial statements. The change in backlog that results from changes in the average non-cancelable term of our support subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenue and therefore we do not utilize backlog as a key management metric internally and do not believe that it is a meaningful measurement of our future revenue. The backlog values we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change to the term of the contract for which we have received written confirmations from the applicable customers; and (3) change to the term of the contract for which we expect to receive confirmations in the ordinary course of business. Our total backlog was $20.3 million and $32.1 million as of December 31, 2017 and 2018, respectively. Of the December 31, 2018 backlog, we expect to recognize revenue of $9.0 million in 2019 and $23.1 million thereafter.

Competition

The market for our apps is highly competitive, quickly evolving and subject to rapid changes in technology, which may expand the alternatives available to our customers for their data integration and integrity requirements. Our current primary competitors generally fall into four categories:

•Diversified technology companies that offer data integration solutions, including: IBM, Microsoft, Oracle and SAP;

•Pure-play data integration vendors, including: Ab Initio, Informatica and Tibco;

•Early-stage, niche data integration technologies; and

•Hand-coded, custom data integration solutions built internally by organizations that we target as potential customers.

We believe that we are well-positioned in the marketplace relative to our competitors. We are differentiated from traditional vendors by our advanced technology and rapid innovation, both of which are driven by our open source apps and emerging niche vendors cannot match the scale of our app breadth or go-to-market capabilities.

Many of our existing competitors have and some of our potential competitors could have, substantial competitive advantages such as:

•Greater name recognition and longer operating histories;

•Larger sales and marketing budgets and resources;

•Broader distribution and established relationships with distribution partners and customers;

•Greater customer support resources;

•Greater resources to make acquisitions;

•Lower labor and development costs;

•Larger and more mature intellectual property portfolios; and

•Substantially greater financial, technical and other resources.

We expect competition to increase as other established and emerging companies enter the data integration software market, as customer requirements evolve and as new products and technologies are introduced. We believe that the principal factors that drive our competitive edge in our market include:

•App features, architecture reliability, performance and effectiveness;

•Name and reputation of the vendor or competitive offering;

•Vision for the market and app roadmap, as well as pace of innovation;

•Interoperability with numerous cloud and big data solutions vendors;

•Integration with leading cloud and on-premise systems;

•Automation capabilities;

•Ability to adapt development, sales and marketing to the open source software model;

•Strength of sales and marketing efforts;

•Strategic partnerships with major enterprise software and infrastructure providers;

•Quality of support;

•Demonstrated return on investment through time-to-value and total cost of ownership; and

•Ease-of-use and efficiency during deployment.

Intellectual Property

We rely on a combination of trademarks, copyrights, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. We generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

Intellectual property laws, together with our efforts to protect our proprietary rights, provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. The laws of certain countries do not protect proprietary rights to the same extent as the laws of France and the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology. Further, agreements with our employees and consultants may be breached and we may not have adequate remedies to redress any breach. Further, to the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

As of December 31, 2018, we had two pending patent applications and no issued patents. We own and use registered and unregistered trademarks on or in connection with our apps and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.

Segment and Geographic Information

We operate as a single operating and reportable segment. Information about geographic revenue is described in Note 8 to our consolidated financial statements, which appears in Part II, Item 8 – “Financial Statements and Supplementary Data.

Employees

Our employee base has grown from 679 employees as of December 31, 2016 to 886 employees as of December 31, 2017 and to 1,136 employees as of December 31, 2018. We plan to continue to expand our non-U.S. presence to address the needs of our global customers as well as to acquire customers in new geographies and to invest in sales training to continue to attract and retain large enterprise customers. We also plan to continue to invest in new product development.

Corporate Information

We were organized as a société par actions simplifiée, or S.A.S., under the laws of France on September 19, 2005 and subsequently converted into a société anonyme, or S.A., on April 14, 2006. We are registered with the French Commerce and Companies Register under the number 484 175 252 RCS Nanterre. Our registered office is located at 9, rue Pages, 92150 Suresnes, France. Our telephone number at this address is +33 (0) 1 46 25 06 00. Our main place of business in the United States is located at 800 Bridge Parkway, Redwood City, CA 94065. Our telephone number at this address is (650) 539-3200. Our website is www.talend.com. Information contained on our website is not part of this Annual Report. Our agent for service of process in the United States is our wholly owned subsidiary, Talend, Inc., a Delaware corporation, located at 800 Bridge Parkway, Redwood City, CA 94065.

Available Information

A copy of this Annual Report on Form 10-K and copies of previously filed Annual Reports on Form 20-F, Current Reports on Form 6-K and Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. Additionally, our website, located at www.talend.com, also provides notifications of news or announcements regarding our financial performance, including press releases, public conference calls and webcasts. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or our other filings with the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report and in our public filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. This Annual Report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” above.

Risks Related to Our Business and Industry

We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.

We have incurred losses in all years since our inception. We incurred a net loss of $24.2 million in the year ended December 31, 2016, $31.2 million in the year ended December 31, 2017 and $40.4 million in the year ended December 31, 2018. As a result, we had accumulated losses of $224.3 million as of December 31, 2018. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed customer base, expand our sales channels, expand our operations, hire additional employees and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire large enterprise customers, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods.  Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our employee base has grown from 679 employees as of December 31, 2016 to 886 employees as of December 31, 2017 to 1,136 employees as of December 31, 2018. The growth and expansion of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and our growth strategy is dependent upon increased sales to these large enterprise customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.

We may not be able to scale improvements successfully to our product offering or implement our other systems, processes and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. In addition, our existing systems, processes and controls may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems, processes and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, forecast our expenses and earnings accurately, or to prevent certain losses. For example, we are implementing certain new enterprise management systems and any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our products and services and harm our results of operations.

If we are unable to increase sales of our solution to new customers and sell additional products to our existing customers, our future revenue and results of operations will be harmed.

Our future success depends, in part, on our ability to sell our subscriptions to new customers, particularly large enterprise customers, and to expand the deployment of our platform with existing customers by selling additional subscriptions. This may require increasingly sophisticated and costly sales efforts to differentiate our offerings from those of our competitors that may not result in additional sales. In addition, the rate at which our customers purchase additional subscriptions depends on a number of factors, including the perceived need for additional data integration products, evolving sales strategies as well as general economic conditions. Even if we are able to convince a potential customer of the benefits of big data integration capabilities, they may choose to adopt our competitors’ offerings instead. If our efforts to sell additional subscriptions to our customers are not successful, our business may suffer.

The market for our big data and cloud integration products is relatively new, unproven and evolving, and our future success depends on the growth and expansion of such market and our ability to adapt and respond effectively to an evolving market.

The market for big data and cloud integration is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our big data and cloud integration solutions’ ability to penetrate the existing market for data integration and management platforms, as well as the continued growth and expansion of the market for data integration and management platforms. It is difficult to predict subscription customer adoption and renewals, subscription customers’ demand for our offerings, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. If we do not correctly anticipate changes in these markets or are unable to respond quickly and effectively to changes in these markets, our business may be harmed. Our ability to penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our offerings, as well as subscription customers’ willingness to adopt an alternative approach to data integration and management platforms. Additionally, demand for our big data and cloud integration products will depend in large part on the adoption and scale-out deployments of Hadoop and other big data technologies. Furthermore, many potential subscription customers have made significant investments in hand coding or legacy ETL software and may be unwilling to invest in a new solution. If the market for big data integration and management platforms fails to grow or continues to decrease in size, or if we fail to adapt to any changes in the industry, our business would be harmed.

If we fail to successfully manage our business model transition to cloud-based products and a customer-centric sales model, our results of operations could be negatively impacted.

To address the industry transition to cloud-based technologies and the decrease in big data application adoption, we have accelerated the development of our cloud offerings. We expect the shift to a customer-centric sales model will help drive increased subscriptions by providing us with competitive insights during the sales process and more flexible pricing approaches. During this transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front. In addition, we will need to increase our volume of subscriptions in order to achieve our financial objections, as customers typically purchase smaller initial subscriptions of cloud-based offerings. This transition may give rise to a number of risks, and if we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our ability to achieve our financial objectives is subject to risks and uncertainties. Continued development of existing cloud offerings as well as new cloud offerings requires a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding privacy and data protection and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, competitive offerings, particularly from low end cloud competition, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted. Even if we successfully implement this transition, new customers and existing customers may not purchase subscriptions for our new or redeveloped cloud offerings.

If we are not successful in executing our strategy to increase sales of our solution to new and existing large enterprise customers, our operating results may suffer.

Our growth strategy is dependent in large part upon increasing sales of our solution to new and existing large enterprise customers, particularly when such sales result in large orders for our solution. Sales to these large enterprise customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers, which can act as a disincentive to our sales team to pursue these larger customers. These risks include:

•	Competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers;

•	Increased purchasing power and leverage held by large enterprise customers in negotiating contractual arrangements with us;

•	More stringent requirements in our support services, including demand for quicker support response times and penalties for any failure to meet support requirements; and

•	Longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our solutions.

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we rely on our channel partners for a portion of our sales, our sales representatives typically engage in direct interaction with our prospective customers as well as our distributors and resellers. We typically provide evaluation products to these customers and may spend substantial time, effort and money in our sales efforts to these prospective customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. If we fail to realize an expected sale from a large customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these customers.

Our sales cycle can be long and unpredictable, particularly with respect to sales through our channel partners or sales to enterprise customers, and our sales efforts require considerable time and expense.

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our subscription offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in large part on sales to larger subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscription offerings, generally averages seven and a half months, but can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Particularly for larger enterprise customers, the sales cycle can be longer and require additional resources as these customers may undertake an evaluation process and we may spend substantial time, effort and money in these sales efforts. Additionally, product purchases by larger organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Larger enterprise customers may also have longer implementation cycles and require greater product functionality or support. Our sales cycle can extend to more than a year for some customers. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and our revenue for any future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if we are unable to convert large enterprise customers and our revenue falls below our expectations in a particular quarter, which could cause the price of the ADSs to decline.

If our existing customers terminate or do not renew their subscriptions, it could have an adverse effect on our business and results of operations.

We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the year ended December 31, 2018, over half of our subscription bookings were generated from the renewals of existing subscription agreements or from the transition of our current customers to our cloud offering. As a result, achieving a high renewal rate of our subscription agreements will be critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, so we may not accurately predict future renewal trends. We cannot be certain that our customers will renew their subscriptions. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may decline.

We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for a significant portion of our revenue, comprising 84% of total revenue in the year ended December 31, 2016, 85% in the year ended December 31, 2017 and 86% in the year ended December 31, 2018. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.

Under ASC 606, the new revenue recognition standard, adopted by us on January 1, 2018, the support and maintenance element of subscription arrangements represent a series of performance obligations that are delivered over time and are recognized over time, while the software license element, which is a much smaller portion of the subscription arrangement, represent a separate performance obligation and is recognized upfront when the license key is delivered to the customer. See Note 2 to our accompanying consolidated financial statements for information about ASC 606.

As a result, a significant portion of the subscription revenue we report each quarter continues to be recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters. Consequently, a decline in new or renewed subscription contracts in any one fiscal quarter will not be fully or immediately reflected in revenue in that fiscal quarter but will negatively affect our revenue in future fiscal quarters. Accordingly, the effect of significant downturns in new or renewed sales of our subscriptions is not reflected in full in our results of operations until future periods. Also, it is difficult for us to increase our subscription revenue rapidly through additional sales in any period, as the support and maintenance element of the revenue from new and renewal subscription contracts must be recognized over the applicable period.

We also pre-bill subscription orders and offer larger discounts to customers willing to pre-pay for longer, multi-year subscription contracts. Since 2014, we have decreased the average pre-billed duration of our subscriptions, which has directly reduced billing while decreasing the average discount related to longer-duration contracts.

One of our marketing strategies is to offer free open source and trial versions of our products, and we may not be able to realize the benefits of this strategy.

We are dependent upon lead generation strategies, including our marketing strategy of offering free open source and trial versions of our products, to generate sales opportunities. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the free open source or trial versions to the paid versions of our products. To the extent that users do not become, or we are unable to successfully attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

Our future success depends in large part on the growth of the market for big data applications and an increase in the desire to ingest, store and process big data, and we cannot be sure that the market for big data applications will grow as expected or, even if such growth occurs, that our business will grow at similar rates, or at all.

Our ability to increase the adoption of Talend Big Data Integration, increase sales of related support subscriptions and professional services depends on the increased adoption of big data services and applications by enterprises. While we believe that big data services and applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications and services also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications and services effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market are subject to significant uncertainty. Market demand for on-premise big data systems and applications has slowed recently, due in part to the rapid advance of big data capabilities from cloud platform providers. If the market for big data applications and services does not grow as expected or continues to decline, our business prospects may be adversely affected. Even if the market for big data applications and services increases, we cannot be sure that our business will grow at a similar rate, or at all.

We face intense competition in our market, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for our products is highly competitive, quickly evolving and subject to rapid changes in technology, which may expand the alternatives to our customers for their data integration requirements. Our current primary competitors generally fall into four categories.

•	Diversified technology companies that offer data integration solutions, including: IBM, Microsoft, Oracle and SAP;
•	Pure-play data integration vendors, including: Ab Initio, SAS, Informatica and Tibco;
•	Early-stage, niche data integration technologies; and
•	Hand-coded, custom data integration solutions built internally by organizations that we target as potential customers.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	Greater name recognition and longer operating histories;
•	Larger sales and marketing budgets and resources;
•	Broader distribution and established relationships with distribution partners and customers;
•	Greater customer support resources;
•	Greater resources to make acquisitions;
•	Lower labor and development costs;
•	Larger and more mature intellectual property portfolios; and

•	Substantially greater financial, technical and other resources.

Additionally, certain of our current strategic partners, such as Cloudera and Amazon Web Services may develop and offer their own data integration solutions. Such competitors may be more likely to promote and sell their own solutions over our products. Further, such competitors may cease their relationships with us, and ultimately be able to transition customers onto their competing solutions, which could materially and adversely affect our revenues and growth.

In addition, some of our larger competitors have substantially broader and more diverse product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader market focus and may therefore not be as susceptible to downturns in a particular market. Many of our smaller competitors that specialize in niche data integration technologies may introduce new products which are disruptive to our solution. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. While we endeavor to engage customers on our standard form agreements, in order to successfully engage larger customers in a highly competitive environment we may be required to negotiate our standard terms or transact on our customers’ forms, which may result in accepting more onerous terms and obligations, and greater liability exposure, than we do in our standard forms.

Some of our competitors have made or could make acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily, or develop and expand their product offerings more quickly than we do. Due to various reasons, organizations may be more willing to add solutions incrementally to their existing data management infrastructure from competitors than to replace it with our solution. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins and loss of market share. Any failure to meet and address these factors could seriously harm our business and results of operations.

Because of the characteristics of open source software, there are few technological barriers to entry into the open source market by new competitors and it may be relatively easy for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone may obtain access to the source code for our open source products and then modify and redistribute the existing open source software and use it to compete in the marketplace. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors to develop their own software, including software based on Talend Open Studio, potentially reducing the demand for our solution and putting price pressure on our subscription offerings. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of new open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our offerings, damage our reputation and adversely affect our business, financial condition, results of operations and cash flows.

We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced, which could harm our reputation, diminish our brands and adversely affect our business, financial condition, results of operations and cash flows.

If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and changing customer needs in our market, our competitive position and prospects will be harmed.

The market for our products is characterized by continuing rapid technological development, the emergence of new technologies, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The introduction of products by our direct competitors or others incorporating new technologies, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In addition, industry-wide adoption or increased use of hand-coding, open source standards or other uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Furthermore, the standards on which we choose to develop new products or enhancements may not allow us to compete effectively for business opportunities.

Our success depends upon our ability to enhance existing products, respond to changing customer requirements and develop and introduce, in a timely manner, new products that keep pace with technological and competitive developments and emerging industry standards. For example, many of our customers have transitioned to cloud computing environments, which has accelerated the development of our cloud offerings. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. We may also pursue marketing strategies that focus on certain products or features over other offerings, and decisions to deploy our limited resources towards particular goals that do not meet a positive market response will harm our operating results. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Additionally, the success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product releases, our ability to successfully plan and execute on a sales strategy for our new products, the availability of software components for new products, the effective management of development and other spending in connection with anticipated demand for new products, the availability of newly developed products and the risk that new products may have bugs, errors or other defects or deficiencies in the early stages of introduction. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.

Our debt agreements contain certain restrictions that may limit our ability to operate our business.

The terms of the Loan and Security Agreement our subsidiaries, Talend, Inc., Talend USA, INC. and Stitch, Inc., entered into with Square 1 Bank, a division of Pacific Western Bank, or Square 1, on February 14, 2019, or the Loan Agreement, and the related collateral documents with Square 1 contain or will contain once entered into in accordance with our post-closing obligations, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, consummating change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, and declaring and paying dividends. The Loan Agreement requires us to satisfy specified financial covenants, including a minimum annualized recurring revenue covenant and a minimum cash flow covenant. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants in the future. A breach of any of these covenants or the occurrence of other events specified in the Loan Agreement and/or the related collateral documents could result in an event of default under the Loan Agreement. Upon the occurrence of an event of default, Square 1 could elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, Square 1 could proceed against the collateral granted to them to secure such indebtedness. We are required to pledge, and certain of our subsidiaries have pledged or will pledge, substantially all of our respective assets as collateral under the loan documents. If Square 1 accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. However, we may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and underlying ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	Develop or enhance our products and professional services;
•	Continue to expand our sales and marketing and research and development organizations;
•	Acquire complementary technologies, products or businesses;
•	Expand operations in the United States or internationally;
•	Hire, train and retain employees; or
•	Respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could seriously harm our business, financial condition and results of operations.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in November 2018 we acquired Stitch, Inc. However, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. Our ability to successfully acquire other companies, products and technologies depends, in part, on our ability to attract and retain highly skilled personnel. If we are unable to attract and retain qualified personnel, we may be unable to take advantage of opportunities to make beneficial acquisitions or investments. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. In addition, if we are unsuccessful at integrating recent and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of the ADSs. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations and financial condition.

Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

We were founded in 2005, launched our first product in 2006 and began offering our platform on a subscription basis in 2007. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including changing customer preferences, competing offerings and pricing, evolving sales strategies and other risks described in this Annual Report. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ADSs could decline. Further, we have limited historical financial data and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Delivering certain of our products via the cloud increases our expenses and may pose other challenges to our business.

We offer and sell our products via both the cloud and on premise using the customer’s own infrastructure. Our cloud offering enables quick setup and subscription pricing. Historically, our products were developed in the context of the on-premise offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our revenue has historically been generated from customers using our on-premise products, we believe that over time more customers will move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy, security and data protection, and data security, as well as competitive pressures and higher operating costs, any of which may harm our business. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products and to transition our existing customers to our cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed.

We derived a substantial portion of our subscription revenue in the year ended December 31, 2018 from our Talend Big Data Integration and Talend Cloud solutions and failure of these solutions to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derived a substantial portion of our subscription revenue in the year ended December 31, 2018 and expect to continue to derive a significant portion of our subscription revenue from our Talend Big Data Integration and Talend Cloud solutions. Demand for Talend Big Data Integration and Talend Cloud is affected by a number of factors, many of which are beyond our control, including market acceptance of our solutions by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors and additional capabilities and functionality by us, technological change and growth or contraction in the market in which we compete, including the adoption of big data technologies. We expect the proliferation of data to lead to an increase in the IT integration needs of our customers, and Talend Big Data Integration and Talend Cloud may not be able to perform to meet those demands. If we are unable to continue to meet our subscription customer requirements, to achieve more widespread market acceptance of Talend Big Data Integration and Talend Cloud, or to increase demand for these solutions, our business, results of operations, financial condition and prospects will be harmed.

The sales prices of our products may decrease, which may reduce our gross profits and adversely affect our financial results.

The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings and professional services and their respective margins, introduction of new pricing models such as on-demand pricing or new sales models, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. We cannot assure you that we will be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

Incorrect implementation or use of our software could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.

Our platform is designed to be operated in a self-service manner by our customers who subscribe to our cloud-based solution. In addition, our platform may be deployed in large scale, complex IT environments of our customers. Our customers and channel partners require training and experience in the proper use of and the variety of benefits that can be derived from our platform to maximize its potential. If our platform is not implemented or used correctly or as intended, inadequate performance or security vulnerabilities may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of our software or our failure to train customers on how to use our software productively may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to provide these training and implementation services to our customers would result in lost opportunities for follow-on sales to these customers and adoption of our platform by new customers and adversely affect our business and growth prospects.

In cases where our platform has been deployed on-premise within a customer’s IT environment, if we or our customers are unable to configure or implement our software properly, or unable to do so in a timely manner, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our platform or to discontinue its use. In addition, our on-premise solution imposes server load and data storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to implement and use our platform effectively and, therefore, may choose to discontinue their use of our platform or not increase their use.

Our ability to increase sales of our solution is highly dependent on the quality of our customer support, and our failure to offer high quality support would have an adverse effect on our business, reputation and results of operations.

After our products are deployed within our customers’ IT environments, our customers depend on our technical support services, as well as the support of our channel partners, including value added resellers, to resolve issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products. If we or our channel partners do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support, our ability to sell additional subscriptions to existing customers would be adversely affected and our reputation with potential customers could be damaged. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we or our channel partners fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with enterprise customers.

Additionally, if our channel partners do not effectively provide support to the satisfaction of our customers, we may be required to provide direct support to such customers, which would require us to hire additional personnel and to invest in additional resources. It can take several months to recruit, hire and train qualified technical support employees. We may not be able to hire such resources fast enough to keep up with unexpected demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we or our channel partners are unsuccessful in hiring, training and retaining adequate support resources, our and our channel partners’ ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our products and services, will be adversely affected. Additionally, to the extent that we may need to rely on our sales engineers to provide post-sales support while we are ramping our support resources, our sales productivity will be negatively affected, which would harm our revenue. Our or our channel partners’ failure to provide and maintain high-quality support services would have an adverse effect on our business, financial condition and results of operations.

A significant defect, security vulnerability, error or performance failure in our software could cause us to lose revenue and expose us to liability.

The software and professional services we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors or not perform as contemplated, especially when first introduced. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our solution, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.

Our standard form agreements with our customers typically contain provisions intended to limit both the types of claims for which we would be liable and the maximum amount of our liability. However, some of our customers require us to accept contract terms that do not include the same limitations. Additionally, any limitation of liability provisions that may be contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

Interruptions or performance problems associated with our technology and infrastructure, such as security incidents, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security incidents. Our use and distribution of open source software may increase this risk. If our website is unavailable or our users are unable to download our tools or order subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed.

Further, we expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and applications for Talend Data Fabric and Talend Open Studio. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

In addition, we rely on cloud technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services and lead generation management services. We also host our Talend Cloud services on third-party cloud platforms. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our subscription offerings and professional services and supporting our customers could be impaired, and our ability to generate and manage sales leads could be weakened until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business and results of operations.

If our security measures are breached or unauthorized access to private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.

Similarly, while we have taken measures to protect the confidential information that we have access to, including confidential information we may obtain through customer usage of our cloud-based services, any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss of confidential information, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. Any compromise of our security or any unauthorized access to or breaches of the security of our or our vendors’ systems, or of our product offerings, as a result of third-party action, employee error, defect or bug in our products, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information or personal information or the confidential information or personal information of our customer, could result in the loss of data or the loss or corruption of, or unauthorized access to or acquisition of, intellectual property or trade secrets or other data, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach.

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures.

Further, we cannot assure that any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

The competitive position of our product offerings depends in part on their ability to operate with third-party products and services and our customers’ existing infrastructure.

The competitive position of our product offering depends in part on their ability to operate with products and services of third parties, including companies that offer big data solutions, cloud-based solutions, software services and infrastructure, and our products must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with our product offerings. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support our product offering. We intend to facilitate the compatibility of our solution with various third-party software, big data solutions, cloud-based solutions, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

Additionally, our products must interoperate with our customers’ existing infrastructure, which often have different specifications, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur, it may be difficult to identify the sources of these problems. If we find errors in the existing software that create integration errors or problems in our customers’ IT environments, as we have in the past, we may have to issue software updates as part of our normal maintenance process. Any delays in identifying the sources of problems or in providing necessary modifications to our software could have a negative impact on our reputation and our customers’ satisfaction with our products and services, and our ability to sell products and services could be adversely affected. In addition, governments and other customers may require our products to comply with certain security or other certifications and standards.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could harm our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in finance, engineering and sales, may seriously harm our business, financial condition and results of operations. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform.

Any failure to hire, train and adequately incentivize our sales personnel could negatively affect our growth. If our sales model is not successful, or if new sales models we adopt are not successful, our business could be adversely affected. In addition, any failure of our management and sales personnel to develop and implement sales strategies for our new product offerings, such as our Talend Catalog offering, could harm our ability to successfully introduce new products. Further, the inability of our recently hired sales personnel to effectively ramp up to target productivity levels could negatively affect our operating margins. In addition, if we are not effective in managing any leadership transition in our sales organization, our business could be adversely affected and our results of operations and financial condition could be harmed.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have substantial presence and need for highly skilled personnel. Additionally, the industry in which we operate generally experiences high employee attrition. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

Our future performance also depends on the continued services and continuing contributions of our senior management to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition and results of operations.

Our employees do not have employment arrangements that require them to continue to work or us for any specified period, and therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with big data and cloud-based software expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. For example, attrition and changing sales team leadership have resulted and may continue to result in slower than expected growth in those geographies. New hires require significant training and may take significant time before they achieve full productivity before we can continue to scale our sales efforts. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscription offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

Employment laws in some of the countries in which we operate are stringent, which could restrict our ability to react to market changes and cause us to incur higher expenses.

As of December 31, 2018, we had 1,136 full-time employees, of whom approximately 35% were located in the United States, 29% were located in France, 8% were located in China and 8% were located in Germany. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.

Any unauthorized, and potentially improper, actions of our sales or other personnel could adversely affect our business, results of operations and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our sales or other personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether such additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, results of operations and financial condition.

We rely on channel partners to execute a portion of our sales; if our channel partners fail to perform, our ability to sell our solution will be limited, and, if we fail to optimize our channel partner model going forward, our results of operations will be harmed.

A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We cannot assure you that we will retain these channel partners or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.

If we are unable to maintain successful relationships with our strategic partners, our business operations, financial results and growth prospects could be adversely affected.

In addition to our direct sales force and channel partners, we maintain strategic relationships with a variety of strategic partners, including systems integrators and big data, cloud application and analytical software vendors, to jointly market and sell our subscription offerings. We expect that sales through our strategic partners will continue to grow as a proportion of our revenue for the foreseeable future.

Our agreements with our strategic partners are generally non-exclusive, meaning our strategic partners may offer customers the products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our strategic partners do not effectively market and sell our subscription offerings, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings may be harmed. Our strategic partners may cease marketing our subscription offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our strategic partners, our possible inability to replace them, or the failure to recruit additional strategic partners could harm our results of operations.

Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our strategic partners, and in helping our partners enhance their ability to market and sell our subscription offerings. If we are unable to maintain our relationships with these strategic partners, our business, results of operations, financial condition or cash flows could be harmed.

If we are not successful in sustaining and expanding our international business, we may incur additional losses and our revenue growth could be harmed.

Our future results depend, in part, on our ability to sustain and expand our penetration of the international markets in which we currently operate and to expand into additional international markets. We depend on direct sales and our channel partner relationships to sell our subscription offerings and professional services in international markets. Our ability to expand internationally will depend upon our ability to deliver functionality and foreign language translations that reflect the needs of the international clients that we target. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, and the possibility that returns on such investments will not be achieved in the near future or at all in these less familiar competitive environments. We may also choose to conduct our international business through strategic alliances. If we are unable to identify strategic alliance partners or negotiate favorable alliance terms, our international growth may be harmed. In addition, we have incurred and may continue to incur significant expenses in advance of generating material revenue as we attempt to establish our presence in particular international markets.

Sustaining and expanding our international business will also require significant attention from our management and will require us to add additional management and other resources in these new markets. Our ability to expand our business, attract talented employees and enter into channel partnerships in an increasing number of international markets requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, commercial infrastructures and technology infrastructure. If we are unable to grow our international operations in a timely and effective manner, we may incur additional losses and our revenue growth could be harmed.

Our business is substantially dependent on sales leads from digital marketing efforts and if we are unable to generate significant volumes of such leads, traffic to our websites and our revenue may decrease.

We utilize digital marketing channels, such as paid and free online search, display advertising, email and social media, in order to direct potential customers interested in our solution to our websites and generate sales leads. Many of these potential customers find our websites by searching for data integration solutions through Internet search engines, particularly Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly and we may not be able to replace this traffic. Furthermore, if the costs associated with our digital marketing channels increase, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and our business and results of operations could be adversely affected.

If we are not able to maintain and enhance our brand, our business and results of operations may be adversely affected.

We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. Maintaining our brands will depend in part on our ability to remain a leader in data integration and management technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, results of operations and cash flows may be harmed.

Reliance on sales at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of customer buying patterns, we have historically received a substantial portion of subscriptions during the last month or later of each fiscal quarter. If expected sales at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in order fulfillment based on trade compliance requirements, our cash flows and results of operations for that quarter, and our revenue for subsequent periods could fall below our expectations and the estimates of analysts, which could adversely impact our business and results of operations and cause a decline in the market price of the ADSs.

The seasonality of our business can create variance in our quarterly bookings, subscription revenue and cash flows from operations.

We operate on a December 31 fiscal year end and believe that there are seasonal factors which may cause us to experience lower levels of sales in our first fiscal quarter ending March 31 as compared with other quarters. We believe that this seasonality results from a number of factors, including:

•	Companies using their IT budget at the end of the calendar year resulting in higher sales activity in the quarter ending December 31;
•

Sales personnel being compensated on annual plans and finalizing sales transactions in the quarter ending December 31, thereby exhausting most of their sales pipeline for the quarter ending March 31; and

•	Recruiting sales personnel primarily in the first and second quarters, which leads to greater sales productivity in the second half of the fiscal year.

Additionally, to the extent we experience lower new customer bookings in earlier quarters, the resulting reduced subscription revenue may not be reflected in our operating results until subsequent quarters. We believe that these seasonal trends have been masked in recent periods due to our growth, but we anticipate that they may be more pronounced in future periods.

Our future quarterly results may fluctuate significantly, which could adversely affect the trading price of our ADSs.

Our results of operations, including the levels of our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Because the timing and amount of our revenue is difficult to forecast and because our operating costs and expenses are relatively fixed in the short term, if our revenue does not meet our expectations, we are unlikely to be able to adjust our spending to levels commensurate with our revenue. As a result, the effect of revenue shortfalls on our results of operations may be more accentuated, and these and other fluctuations in quarterly results may negatively affect the market price of our ADSs.

Factors that may cause fluctuations in our quarterly financial results include, but are not limited to, those listed below:

•	Our ability to attract and retain new customers;
•	The addition or loss of enterprise customers;
•	Our ability to successfully expand our business domestically and internationally;
•	Our ability to gain new channel partners and retain existing channel partners;
•	Fluctuations in the growth rate of the overall market that our solution addresses;
•	Fluctuations in the mix of our revenue;
•	The amount of contract revenue that we recognize ratably as the proportion of our business represented by cloud increases;
•

The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;

•	Network outages or performance degradation of our cloud service;
•	Information security breaches and incidents;
•	General economic, industry and market conditions;
•	Customer renewal rates;
•	Increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
•	Changes in our pricing policies or those of our competitors;
•	The budgeting cycles and purchasing practices of customers;
•	Decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
•	Decisions by potential customers to develop in-house solutions as alternatives to our platform;
•	Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
•	Delays in our ability to fulfill our customers’ orders;
•	Seasonal variations in sales of our solution;
•	The cost and potential outcomes of future litigation or other disputes;
•	Future accounting pronouncements or changes in our accounting policies;
•	Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•	Fluctuations in share-based compensation expense;
•	Fluctuations in foreign currency exchange rates;
•

The timing and success of new products and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	The timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•	Other risk factors described in this Annual Report.

Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future, if at all.

Developing our products and related enhancements is expensive. Our investments in research and development may not result in significant design improvements, marketable products or features, or may result in products that are more expensive than anticipated. Additionally, we may not achieve the cost savings or the anticipated performance improvements we expect, and we may take longer to generate revenue, or generate less revenue, than we anticipate. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield the expected benefits, either of which could adversely affect our business and results of operations.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trademarks, copyrights, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2018, we had two pending patent applications and no issued patents. If we decide to seek further patent protection in the future, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. No assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our reputation.

We could incur substantial costs as a result of any claim of infringement or other violations by us of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of December 31, 2018, we had two pending patent applications and no issued patents. As a result, we do not currently have a patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	Cease selling or using products that incorporate the intellectual property that we allegedly infringe;
•	Make substantial payments for legal fees, settlement payments or other costs or damages;
•	Obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•	Redesign the allegedly infringing products to avoid infringement, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement or other claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

Our use of open source software could negatively affect our ability to sell our solution and subject us to possible litigation.

A portion of our technologies incorporate open source software, and we expect to continue to incorporate open source software in our solution in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. In addition, there have been claims challenging the ownership rights in of open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, and to re-engineer our products or discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, results of operations and financial condition.

We may be the subject of litigation which, if adversely determined, could harm our business and operating results.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. We are, and may in the future be, subject to legal claims arising in the normal course of business, including patent, copyright, trade secret, commercial, product liability, employment, class action, whistleblower and other litigation and claims. An unfavorable outcome on any litigation matter could require that we pay substantial damages. In addition, we may decide to settle any litigation, which could cause us to incur significant costs.

The outcome of litigation and other claims or lawsuits is intrinsically uncertain. Management’s view of the litigation might also change in the future. Actual outcomes of litigation and other claims or lawsuits could differ from the assessments made by management in prior periods, which are the basis for our accounting for these litigations and claims under GAAP. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, reputation, financial position or cash flows. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

Our actual or perceived failure to protect personal information adequately could have an adverse effect on our business.

A wide variety of provincial, state, national and international laws and regulations, including the European Union’s General Data Protection Regulation, or GDPR, apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. For example, administrative fines of under the GDPR can be as great as 20 million Euros or four percent of annual global turnover, whichever is highest. Any actual or perceived loss, improper retention or misuse of certain information or any actual or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in regulatory investigations, enforcement actions, private litigation or other proceedings against us, with related consequences potentially including fines, imprisonment of company officials and public censure, consent decrees or other orders that may hamper our ability to conduct business or adapt our business, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy, data protection, or data security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition and operating results.

We have implemented and maintain security measures intended to protect personal data and personally identifiable information within our control. However, our security measures, and those of our vendors, remain vulnerable to various threats posed by hackers and criminals as well as employee error, misconduct or inadvertent mistakes. If our security measures, or those of our vendors, are overcome and any personal data or personally identifiable information that we collect or store becomes subject to unauthorized access or acquisition, or loss or misuse, we may be required to comply with costly and burdensome breach notification obligations and may otherwise incur substantial costs in connection with remediating and otherwise responding to any such incident. Additionally, if any security incident occurs or is perceived to have occurred, we may be subject to investigations, enforcement actions and private lawsuits. Any actual or perceived data security incident also is likely to generate negative publicity and have a negative effect on our business. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs for these matters in the event of an actual or perceived security breach or other security-related incident.

Furthermore, while our insurance policies include liability coverage for certain liabilities that we may incur in connection with any security breach or other security incident, we could be subject to damages or other liabilities that exceed our insurance coverage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

In connection with the operation of our business, we collect, store, transfer and otherwise process certain personal data and personally identifiable information. As a result, our business is subject to a variety of federal, state, foreign government and industry regulations, as well as self-regulation, related to privacy, data security and data protection.

Privacy, data protection and security have become significant issues in the United States, Europe and in other jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or information security and/or regulating the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post notices and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information and other data. Although we endeavor to comply with our published notices and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy notices and other documentation that provide promises and assurances about privacy, data protection, and data security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Additionally, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear whether any further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. In the European Union, the GDPR replaced prior European Union data protection law as of May 25, 2018. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can be as great as 20 million Euros or four percent of annual global turnover, whichever is highest. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR contains a number of obligations that differ from previously-effective data protection legislation in the European Union, and because the GDPR’s enforcement history is limited, we are unable to predict how certain obligations under the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United

States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses approved by the European Commission. Despite this, we may be unsuccessful in transferring such data from the EEA in a manner that conforms to data protection requirements in the EEA, in particular as a result of continued legal and legislative activity within the European Union that has challenged or called into question multiple means of data transfers to countries that have not been found to provide adequate protection for personal data.

Owing to this regulatory environment and sentiment regarding international data transfers, we may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our platform. We may find it necessary or appropriate to establish systems to maintain personal data originating from certain countries or regions within those regions. This may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also agree to contractual obligations to comply with other obligations relating to privacy or data security, such as particular standards for information security measures. We expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data protection and information security. We cannot yet determine the impact these laws and regulations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, and we could face fines, lawsuits and other claims and penalties, and we could find it necessary or appropriate to fundamentally change our products, or our practices, which could have an adverse effect on our business. Any inability to adequately address privacy, data protection and data security concerns, even if unfounded, or comply with applicable privacy, data protection and data security laws, regulations, policies or other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards in these areas, our business may be harmed.

We are subject to governmental export and import controls and economic sanctions that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Our business activities are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. Because our products use encryption, certain of our products are subject to U.S. export controls and may be exported from the United States only with the required export license or through an export license exception. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. The inclusion of one of our foreign customers on any U.S. Government sanctioned persons list, including but not limited to the U.S. Department of Commerce’s List of Denied Persons and the U.S. Department of Treasury’s List of Specially Designated Nationals and Blocked Persons List, may also be material to our business. We take precautions to prevent our products and services from being exported in violation of these laws and, we have advised our channel partners and distributors that they must also comply with the laws when working with the Company.

Any failure to comply with the U.S. export requirements, U.S. customs regulations, U.S. economic sanctions, or other laws could result in the imposition of penalties against the Company or individuals responsible for any such violations. The penalties may include substantial civil and criminal fines, incarceration for responsible employees and managers, the possible loss of export or import privileges and reputational harm.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets would likely adversely affect our business, financial condition and results of operations.

Our international operations and expansion expose us to several risks.

During the years ended December 31, 2016 and 2017 and 2018, total revenue generated outside of France and the Americas was 36.1%, 38.2% and 41.2% of our total revenue, respectively. Our primary research and development operations are located in France, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•	Unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•

Government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;

•	Changes in diplomatic and trade relationships, including new tariffs, trade protections measures, import or export licensing requirements, trade embargoes and other trade barriers;
•

Tariffs imposed by the U.S. government on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the E.U. and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remains uncertain;

•

Different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•	Exposure to many onerous and potentially inconsistent privacy, data protection and data security laws and regulations, particularly in the European Union;
•	Changes in a specific country’s or region’s political or economic conditions;
•	Deterioration of political relations between the U.S. and France, the United Kingdom, Germany and Japan, which could have a material adverse effect on our sales and operations in these countries;
•

Challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•

Risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury and other similar trade protection regulations and measures in the United States or in other jurisdictions;

•	Reduced ability to timely collect amounts owed to us by our clients in countries where our recourse may be more limited;
•	Limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;

•	Limited or unfavorable intellectual property protection;
•

Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and

•	Restrictions on repatriation of earnings.

Furthermore, weak domestic or global economic conditions, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the recent rise in U.S. interest rates, the instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect sales of our products. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

We have limited experience in marketing, selling and supporting our solution outside of France, the United Kingdom, the United States, Germany and Japan. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

A portion of our subscription agreements and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. The strengthening of the U.S. dollar increases the real cost of our products to our customers outside of the United States, leading to delays in the purchase of our products and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Exposure to United Kingdom political developments, including the outcome of the United Kingdom referendum on membership in the European Union, could have a material adverse effect on us.

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom’s vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, for the foreseeable future, including during any period while the terms of any UK exit from the European Union are being negotiated.

Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. On March 29, 2017, the UK government delivered the Article 50 notice to the European Council. This has started a period of up to two years of negotiations for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom’s membership in the European Union would end automatically on the expiration of that two-year period.

The delivery of the Article 50 notice means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, as well as globally, which could adversely affect our results, financial condition and prospects.

There is also a risk of the United Kingdom’s exit from the European Union being affected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects.

The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the United Kingdom and the European Union and to changes in any of these conditions. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business.

A significant amount of the regulatory regime that applies to us in the United Kingdom is derived from European Union directives and regulations. For so long as the United Kingdom remains a member of the European Union, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, the United Kingdom exit may change the legal and regulatory framework within which we operate in the United Kingdom. For example, the outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. The GDPR became fully effective on May 25, 2018. Additionally, the United Kingdom implemented a Data Protection Act, effective May 25, 2018, that substantially implemented the GDPR. Given the timelines set out above, the GDPR has become applicable to the United Kingdom prior to the United Kingdom ceasing to be a member of the European Union. However, it is unclear how data protection in the United Kingdom will be regulated in the medium term, and how data transfers to and from the United Kingdom will be regulated after the United Kingdom ceases to be a member of the European Union.

Consequently, no assurance can be given as to the impact of the referendum outcome and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

Because we conduct substantial operations in China, risks associated with economic, political and social events in China could negatively affect our business and results of operations.

We operate a research and development center in Beijing, China and may plan to continue to increase our presence in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	A government-controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
•	Uncertainty regarding the validity, enforceability and scope of protection for intellectual property rights and the practical difficulties of enforcing such rights;
•	Ability to secure our business proprietary information located in China from unauthorized acquisition;
•	Extensive government regulation;
•	Changing governmental policies relating to tax benefits available to foreign-owned businesses;
•	A relatively uncertain legal system; and
•	Instability related to continued economic, political and social reform.

Any actions and policies adopted by the government of the People’s Republic of China, particularly with regard to intellectual property rights, or any prolonged slowdown in China’s economy, could have an adverse effect on our business, results of operations and financial condition.

Further, at various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversy between the United States and China could adversely affect the U.S. and French economies and materially and adversely affect the market price of our ADSs, our business, financial position and financial performance.

Our business could be negatively impacted by changes in the United States political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels in the United States. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations and private-sector recipients for a corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third-party intermediaries to sell our solutions and conduct our business abroad. We, our channel partners, and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We continue to implement our FCPA/anti-corruption compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, results of operations and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or foreign government sectors until we have attained the revised certification. Government demand and payment for our subscription offerings and professional services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our subscription offerings and professional services.

Governmental entities often require contract terms that differ from our standard arrangements, including terms that can lead to those customers obtaining broader rights in our products than would be standard. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our subscription offerings, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely affect our results of operations in a material way.

We are exposed to the credit risk of some of our distributors, resellers and customers and to credit exposure in weakened markets, which could result in material losses.

We have programs in place that are designed to monitor and mitigate credit risks of some of our distributors, resellers and customers, and our credit exposure in weakened markets. However, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.

Unanticipated changes in effective tax rates,  adverse outcomes resulting from examination of our income or other tax returns, and other aspects of our international operations and structure could expose us to greater than anticipated tax liabilities.

We are subject to income taxes in France, the United States and other jurisdictions, and our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles. The tax laws applicable to our business are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the valuation of intellectual property, or the tax treatment of SaaS-based companies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken or may determine that the manner in which we operate our business does not achieve our intended tax consequences and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted and significantly changed U.S. federal tax law. It includes several key tax provisions, including a reduction of the U.S. federal statutory tax rate to 21%, limitations on the use of net operating loss carryforwards and changes to the treatment of certain tax deductions which may affect our tax obligations in the future. If we attain profitability, these changes may materially impact the value and usability of our deferred tax assets and liabilities, which may impact our results of operations.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

The various jurisdictions in which we have sales and operations have different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Any tax assessments, penalties and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

Our ability to use our accumulated gross tax losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had accumulated gross tax losses in various jurisdictions of $229.9 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize accumulated gross tax losses could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such accumulated gross tax losses to expire unused, in each case reducing or eliminating the benefit of such accumulated gross tax losses. Furthermore, we may not be able to generate sufficient taxable income to utilize our accumulated gross tax losses before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our accumulated gross tax losses.

Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our results of operations.

As a French technology company, we have benefited from certain tax advantages, including, for example, the French research tax credit (crédit d’impôt recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded at the end of a three fiscal-year period, subject to certain conditions. The CIR is reflected as an offset to our research and development expense. It is calculated based on our claimed amount of eligible research and development expenditures in France and represented $0.6 million for 2017, and $0.5 million for 2018. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in their view for the CIR benefit, in accordance with the French tax code (Code général des impôts) and the relevant official guidelines. If the French tax authority determines that our research and development programs do not meet the requirements for the CIR benefit, or that certain CIR rules were inconsistently applied, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope or the rate of, the CIR benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.

Prolonged economic uncertainties or downturns could harm our business.

Current or future economic downturns, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, could harm our business and results of operations,  cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. The U.S. and global macroeconomic environment could be negatively affected by, among other things, financial and credit market fluctuations, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, changes in international trade relationships and trade disputes between the U.S. and other countries, instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China, and terrorist attacks in the United States, Europe or elsewhere. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

General worldwide economic conditions have experienced, and in the future may experience, a significant downturn. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would harm our results of operations. We have a significant number of customers in the financial services, technology, telecommunications, healthcare, manufacturing and retail industries. A substantial downturn in any of these industries may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors may respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or industries in which we operate worsen from present levels, our business, results of operations, financial condition and cash flows could be harmed.

Catastrophic events, or man-made problems such as terrorism, may disrupt our business.

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations and financial condition. Our functional corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In the event our or our channel providers abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets, such as revenue, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our channel partners, customers or the economy as a whole. Any disruption in the business of our channel partners or customers that affects sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations would be adversely affected.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the trading price of the ADSs.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of the ADSs. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition (including allocation of the transaction price to separate performance obligations),  the amortization period for contract acquisition costs,  fair value of acquired intangible assets, goodwill impairment test and measurement of share-based compensation. As of January 1, 2019, are no longer a foreign private issuer and therefore have prepared the financial statements in this Annual Report in conformity with GAAP.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

As a of January 1, 2019, we are no longer a foreign private issuer and therefore have begun preparing our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 606 in 2018, as discussed in Note 2 to our accompanying consolidated financial statements, has had and continues to have a significant impact on our financial results. Further, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Risks Related to Ownership of Our Ordinary Shares and ADSs

The market price for our ADSs has been and may be volatile or may decline.

The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Furthermore, the market price of our ADSs has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	Actual or anticipated fluctuations in our revenue and other results of operations;
•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

Failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Changes in operating performance and stock market valuations of subscription model companies or other technology companies, or those in our industry in particular;
•	Lawsuits threatened or filed against us; and
•	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Substantial future sales or perceived potential sales of our ADSs, ordinary shares or other equity securities in the public market could cause the price of our ADSs to decline significantly.

Sales of our ADSs, ordinary shares or other equity securities in the public market, or the perception that these sales could occur, could cause the market price of our ADSs to decline significantly.

In addition, holders of up to 2,112,895 shares of our ordinary shares and ADSs, or 7.0% of our total ordinary shares and ADSs, based on ordinary shares and ADSs outstanding as of December 31, 2018, are entitled to rights with respect to registration of our ordinary shares pursuant to a shareholder agreement. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of ADSs, they could adversely affect the market price for our ADSs. Furthermore, if we file a registration statement for the purposes of selling additional ADSs to raise capital and are required to include ADSs held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

We may issue ordinary shares or securities convertible into our ordinary shares from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing holders and could cause the market price of our ADSs to decline significantly.

If securities analysts do not publish research or reports about our business, or if they publish negative reports about our business, the price of the ADSs could decline.

The trading market for the ADSs, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of the ADSs, industry sector, or products, the market price for the ADSs would likely decline. If one or more of these analysts should cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our ADSs or trading volume to decline.

The loss of our foreign private issuer status and emerging growth company status and the requirements of being a public company in the United States may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As of January 1, 2019, we are no longer a foreign private issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than costs we incurred as a foreign private issuer. As of January 1, 2019, we are required to file periodic reports on Form 10-Q,  current reports on Form 8-K, and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are required under current SEC rules to prepare our financial statements in accordance with GAAP, rather than IFRS, and modify certain of our policies to comply with corporate governance practices associated with U.S. domestic issuers. Such conversion of our financial statements to GAAP has and will continue to involve significant time and cost. In addition, we are no longer able to rely upon exemptions from certain corporate governance requirements of the NASDAQ Stock Market, or NASDAQ, that are available to foreign private issuers and are subject to the procedural requirements related to the solicitation of proxies consents and authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. Our officers and directors are also subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

We also no longer qualified as an “emerging growth company” as defined in the JOBS Act as of December 31, 2018, because we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates. We are required to comply with the applicable provisions of Section 404, which requires that we implement additional corporate governance practices and comply with reporting requirements, such as requiring our independent auditors to attest to, and report on, management’s assessment of its internal controls. Losing our emerging growth company status also requires us to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of shareholders. As a result, we expect that our loss of our foreign private issuer status and “emerging growth company” status will require additional attention from management and may further strain our resources and cause us to incur additional legal, accounting and other expenses.

Additionally, as a public company in the United States, we have incurred and will continue to incur legal, accounting and other expenses that we did not previously incur. We are subject to the Exchange Act, including certain of the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Being a public company in the United States and a French private company also has an impact on disclosure of information and require compliance with two sets of applicable rules. This could result in uncertainty regarding compliance matters and higher costs necessitated by legal analysis of dual legal regimes, ongoing revisions to disclosure and adherence to heightened governance practices.

If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the ADSs may, therefore, be adversely affected.

As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to provide a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. This process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated, the market price of the ADSs could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Share ownership is concentrated in the hands of our principal shareholders and management, who are able to exercise a direct or indirect controlling influence on us.

 Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own 9.2% of our ordinary shares and ADSs outstanding as of December 31, 2018. As a result, these shareholders, acting together, have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

 We have entered into a shareholder agreement, or the Shareholder Agreement, with entities affiliated with Balderton Capital, Bpifrance Investissement, Galileo Partners, Idinvest Partners and Silver Lake Sumeru, which we refer to herein as our Major Shareholders. The Shareholder Agreement contains specific rights, obligations and agreements of these parties as holders of our ordinary shares or equity securities representing our ordinary shares (including the ADSs).

In addition, the Shareholder Agreement contains provisions related to the composition of our board of directors. Pursuant to the Shareholder Agreement, entities affiliated with Bpifrance Investissement are entitled to nominate one member of our board of directors. The current director nominated by affiliates of Bpifrance Investissement under the Shareholder Agreement is Thierry Sommelet. As a result, based on their ownership of our voting power and the approval rights in the Shareholder Agreement, our Major Shareholders currently have the ability to elect one of the nine members of our board of directors, and thereby to influence our management and affairs.

Holders of our ADSs do not directly hold our ordinary shares.

As an ADS holder, you are not treated as one of our shareholders and you do not have ordinary shareholder rights. French law governs shareholder rights. The depositary, JPMorgan Chase Bank, N.A., is the holder of the ordinary shares underlying your ADSs. As a holder of ADSs, you have ADS holder rights. The deposit agreement among us, the depositary and you, as an ADS holder, and all other persons directly and indirectly holding ADSs, sets out ADS holder rights, as well as the rights and obligations of the depositary.

You may not be able to exercise your right to vote the ordinary shares underlying your ADSs.

Holders of ADSs may exercise voting rights with respect to the ordinary shares represented by the ADSs only in accordance with the provisions of the deposit agreement and not as a direct shareholder. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon timely receipt of notice from us, if we so request, the depositary shall distribute to the holders as of the record date (1) the notice of the meeting or solicitation of consent or proxy sent by us and (2) a statement as to the manner in which instructions may be given by the holders.

You may instruct the depositary to vote the ordinary shares underlying your ADSs. Otherwise, you will not be able to exercise your right to vote, unless you withdraw the ordinary shares underlying the ADSs you hold. However, you may not know about the meeting far enough in advance to withdraw those ordinary shares. If we ask for your instructions, the depositary, upon timely notice from us, will notify you of the upcoming vote and arrange to deliver our voting materials to you. We cannot guarantee you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote your ordinary shares or to withdraw your ordinary shares so that you can vote them yourself. If the depositary does not receive timely voting instructions from you, it may give a proxy to a person designated by us to vote the ordinary shares underlying your ADSs in accordance with the recommendation of our board of directors. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for the manner of carrying out voting instructions. This means that you may not be able to exercise your right to vote, and there may be nothing you can do if the ordinary shares underlying your ADSs are not voted as you requested.

You may be subject to limitations on the transfer of your ADSs and the withdrawal of the underlying ordinary shares.

Your ADSs, which may be evidenced by American Depositary Receipts, or ADRs, are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of your ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason subject to your right to cancel your ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of your ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares. In addition, you may not be able to cancel your ADSs and withdraw the underlying ordinary shares when you owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities. For example, if changes are made to tax laws, our securities may then be subject to French or other applicable taxes.

Risks Related to Investing in a French Company

Our By-laws and French corporate law contain provisions that may delay or discourage a takeover attempt.

Provisions contained in our By-laws, and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of French law and our By-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:

•

Provisions of French law allowing the owner of 95% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on the main French stock exchange and will therefore not be applicable to us unless we dual-list in France;

•

A merger (i.e., in a French law context, a stock-for-stock exchange after which our company would be dissolved without being liquidated into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant meeting;

•	A merger of our company into a company incorporated outside of the European Union would require the unanimous approval of our shareholders;
•	Under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder;
•

Our shareholders have granted and may grant in the future our board of directors broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors, including as a possible defense following the launching of a tender offer for our shares;

•

Our shareholders have preferential subscription rights proportional to their shareholding in our company on the issuance by us of any additional shares or securities giving the right, immediately or in the future, to new shares for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder;

•

Our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;

•

Our board of directors can only be convened by its chairman or, when no board meeting has been held for more than two consecutive months, by directors representing at least one-third of the total number of directors;

•

Our board of directors meetings can only be regularly held if at least half of the directors attend either physically or by way of videoconference or teleconference enabling the directors’ identification and ensuring their effective participation in the board of directors’ decisions;

•

Under French law, a non-French resident as well as any French entity controlled by non-French residents may have to file a declaration for statistical purposes with the Bank of France (Banque de France) following the date of certain direct or indirect investments in us;

•

Approval of at least a majority of the votes held by shareholders present, represented by a proxy, or voting by mail at the relevant ordinary shareholders’ general meeting is required to remove directors with or without cause;

•

Advance notice is required for nominations to the board of directors or for proposing matters to be acted upon at a shareholders’ meeting, except that a vote to remove and replace a director can be proposed at any shareholders’ meeting without notice;

•

Pursuant to French law, our By-laws, including the sections relating to the number of directors and election and removal of a director from office, may only be modified by a resolution adopted by a two-thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting; and

•

Our shares take the form of bearer securities or registered securities, if applicable legislation so permits, according to the shareholder's choice. Issued shares are registered in individual accounts opened by us or any authorized intermediary (depending on the form of such shares), in the name of each shareholder and kept according to the terms and conditions laid down by the legal and regulatory provisions.

Your right as a holder of ADSs to participate in any future preferential subscription rights or to elect to receive dividends in shares may be limited, which may cause dilution to your holdings.

According to French law, if we issue additional shares or securities for cash giving right, immediately or in the future, to new shares, current shareholders will have preferential subscription rights for these securities proportionally to their shareholding in our company unless they waive those rights at an extraordinary meeting of our shareholders (by a two-thirds majority vote) or individually by each shareholder. However, our ADS holders in the United States will not be entitled to exercise or sell such rights unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. In addition, the deposit agreement provides that the depositary will not make rights available to you unless the distribution to ADS holders of both the rights and any related securities are either registered under the Securities Act or exempted from registration under the Securities Act. Further, if we offer holders of our ordinary shares the option to receive dividends in either cash or shares, under the deposit agreement the depositary may require satisfactory assurances from us that extending the offer to holders of ADSs does not require registration of any securities under the Securities Act before making the option available to holders of ADSs. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. Accordingly, ADS holders may be unable to participate in our rights offerings or to elect to receive dividends in shares and may experience dilution in their holdings. In addition, if the depositary is unable to sell rights that are not exercised or not distributed or if the sale is not lawful or reasonably practicable, it will allow the rights to lapse, in which case you will receive no value for these rights.

U.S. investors may have difficulty enforcing civil liabilities against our company and directors and the experts named in our annual report.

Certain members of our board of directors and certain of our subsidiaries and certain experts named in this Annual Report, are non-residents of the United States, and all of or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.

Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. In particular, there is some doubt as to whether French courts would recognize and enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in France. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered but is intended to punish the defendant. French law provides that a shareholder, or a group of shareholders, may initiate a legal action to seek indemnification from the directors of a corporation in the corporation’s interest if it fails to bring such legal action itself. If so, any damages awarded by the court are paid to the corporation and any legal fees relating to such action are borne by the relevant shareholder or the group of shareholders.

The enforceability of any judgment in France will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and France do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters.

We do not currently intend to pay dividends on our securities, and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of the ADSs. In addition, French law and certain negative covenants may limit the amount of dividends we are able to distribute.

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your ADSs for the foreseeable future and the success of an investment in ADSs will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of ADSs after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that the ADSs will appreciate in value or even maintain the price at which our shareholders have purchased the ADSs. Investors seeking cash dividends should not purchase the ADSs.

 Further, under French law, the determination of whether we have been sufficiently profitable to pay dividends is made on the basis of our statutory financial statements prepared and presented in accordance with French generally accepted accounting principles. In addition, payment of dividends may subject us to additional taxes under French law. Therefore, we may be more restricted in our ability to declare dividends than companies not based in France. Further, we are restricted from paying dividends on our securities by certain negative covenants contained in the Loan Agreement.

In addition, exchange rate fluctuations may affect the amount of Euros that we are able to distribute, and the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in Euros, if any. These factors could harm the value of the ADSs, and, in turn, the U.S. dollar proceeds that holders receive from the sale of the ADSs.

U.S. holders of ADSs may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2018, and we do not expect to be a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, the U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

If a United States person is treated as owning at least 10% of our ADSs, such person may be subject to adverse U.S. federal income tax consequences.

If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ADSs, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Failure to comply with such reporting requirements could result in adverse tax effects for United States shareholders and potentially significant monetary penalties. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or furnish to any United States shareholders information that may be necessary to comply with the aforementioned obligations. A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ADSs.

The rights of shareholders in companies subject to French corporate law differ in material respects from the rights of shareholders of corporations incorporated in the United States.

We are a French company with limited liability. Our corporate affairs are governed by our By-laws and by the laws governing companies incorporated in France. The rights of shareholders and the responsibilities of members of our board of directors are in many ways different from the rights and obligations of shareholders in companies governed by the laws of U.S. jurisdictions. For example, in the performance of its duties, our board is required by French law to consider the interests of our company, its shareholders, its employees and other stakeholders, rather than solely our shareholders and/or creditors. It is possible that some of these parties will have interests that are different from, or in addition to, your interests as a shareholder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 50,000 square feet of office space in Redwood City, California for which the lease expires in 2027. We also lease approximately 18,000 square feet of office space in Suresnes, France for which the lease expires in 2023 and approximately 28,000 square feet in Nantes, France for which the lease expires in 2028. We also lease office space around the world for our employees, including elsewhere in the United States, China, Germany, the United Kingdom, Japan and India.

We anticipate leasing additional office space in the future as we continue to grow and enter new geographies. We do not foresee problems in finding readily available additional space on commercially reasonable terms, but expect to incur additional office lease expenses in connection with our growth.

Item 3. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Ordinary Shares

Our ADSs are listed on the NASDAQ Global Market under the symbol “TLND”.

Holders of Record

As of December 31, 2018, there were 36 holders of record in the United States, which represent 75% of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future, if at all. Further, we are restricted from paying dividends on our securities by certain negative covenants contained in the Loan Agreement. We currently intend to retain all available funds and any future earnings for use in the operation of our business. Any future determination to pay dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plan

The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer

None.

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below compares the cumulative total stockholder return on our ADSs or ordinary shares with the cumulative total return on the NASDAQ Composite and NASDAQ Computer and Data Processing Services Index. The graph assumes $100 was invested at the market close on July 29, 2016 which was our initial trading day, in our ADSs or ordinary shares. Data for the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Services

Index assume reinvestment of any dividends. Our offering price of our ADSs in our initial public offering (IPO) was $18.00 per share.

Item 6. Selected Financial Data

We derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2017 and 2018 and selected consolidated statements of financial position data as of December 31, 2017 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report and which have been prepared in accordance with U.S. GAAP. We derived the selected consolidated statements of operations data for the years ended December 31, 2014 and 2015 and the selected consolidated statements of financial position data as of December 31, 2014, 2015 and 2016, from consolidated financial statements and notes thereto which are not included in this Annual Report. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods. You should read the following summary consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2014	2015	2016	2017	2018
	(in thousands, except per share amounts)
Operations:
Total Revenue	$62,581	$75,960	$105,984	148,595	$204,323
Gross profit	46,423	57,252	80,416	114,436	154,829
Operating expenses	69,179	78,697	106,408	143,173	196,367
Loss from operations	(22,756)	(21,445)	(25,992)	(28,737)	(41,538)
Net loss for the year	(22,521)	(22,006)	(24,243)	(31,208)	(40,359)

Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(6.09)	$(5.79)	$(1.68)	(1.08)	$(1.35)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:
Shares used in basic and diluted net loss per share	3,696	3,803	14,464	28,966	29,841

Consolidated Statement of Financial Position Data:

	Year Ended December 31,
	2015	2016	2017	2018
	(in thousands)

Cash and cash equivalents	$6,930	$91,023	$87,024	$33,740
Total assets	48,061	144,651	172,798	219,124
Debt	10,142	149	1,195	884
Total liabilities	100,544	126,626	173,908	194,686
Ordinary shares	2,450	2,980	3,059	3,128
Additional paid-in capital	94,931	194,992	201,536	245,016
Total shareholders’ equity (deficit)	(52,483)	18,025	(1,110)	24,439

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenue, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results could differ materially from those discussed in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”.

Overview

Our mission is to enable every organization to realize the power of their data with trust and speed.  We are a key enabler of the data-driven enterprise where data is a strategic asset powering business. Talend Data Fabric allows customers in any industry to improve business performance by using their data to create new insights and to automate business processes. Our customers rely on our software to better understand their customers, offer new apps and services, and improve operations with predictive maintenance.

Our employee base has grown from 679 employees as of December 31, 2016 to 886 employees as of December 31, 2017, and 1,136 employees as of December 31, 2018. We plan to continue to expand our non-U.S. presence to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.

Our open source approach is a key component of our go-to-market strategy. We have been able to rapidly expand awareness and usage of our products through our free open source versions. This enables developers and users to download and try the free version of our products, creating sales leads for our more feature-rich commercial solutions. Users of our open source products often catalyze adoption of our commercial solutions by their organizations, primarily to benefit from enterprise-grade features that include the scaling out of our offering to a larger set of users, among others. Following an initial deployment of our paid subscription products, organizations often purchase more subscriptions or expand usage to additional products from our fully integrated suite after realizing the benefits of additional features or scale. We sell our product offerings as subscriptions based primarily on the number of users of our platform.

We generate the majority of our revenue from subscriptions of our commercial solutions. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 84% of our total revenue in the year ended December 31, 2016, to 85% in the year ended December 31, 2017, to 86% in the year ended December 31, 2018.

Our financial results include:

•Total revenue increased from $106.0 million for 2016 to $148.6 million for 2017 to $204.3 million for 2018;

•Subscription revenue increased from $88.6 million for 2016 to $125.9 million for 2017 to $174.9 million for 2018;

•Subscription revenue grew 39% year-over-year for 2018; and

•Net loss was $24.2 million for 2016, $31.2 million for 2017 and $40.4 million for 2018.

We intend to generate profits based on increased sales of our solutions to new and existing customers, including by the continued conversion of free open source users to paid users. We currently anticipate that at some point in the future we will be able to increase revenues at a greater rate than increases in our operating expenses. However, there can be no assurance that we will achieve or maintain profitability on a consistent basis, that we will increase our sales to new and existing customers, or that our operating expenses will increase at a lower rate than our revenue may grow.

Key Factors Affecting Our Performance

Expansion within Existing Customers.    Our business model relies on rapidly and efficiently landing new customers and expanding our relationship with these customers over time. We have designed our apps for ease-of-use and with strong integrations between apps to encourage broad adoption within organizations. As customers gain awareness of our solutions and as their data integration and integrity requirements evolve, they may recognize additional use cases for our software and expand their use of our solutions accordingly, and our growth strategy is dependent on our ability to demonstrate the value of these additional apps to our customers. We believe this provides us with substantial operating leverage because the costs of additional sales within existing customers are significantly less than costs of sales to new customers. Our future revenue growth and profitability rely on customers continuing to expand user and app adoption within their organizations.

Adoption of Modern Data Technologies.    We believe our cloud and big data integration capabilities are a key competitive differentiator and driver of new customer adoptions. We expect that as organizations adopt and scale out deployments of modern data technologies such as cloud data warehouses, machine learning, and big data processing, they will continue to use Talend to facilitate the integration of these big data technologies within their IT environments. The continued shift to cloud is driving rapid growth in cloud integration. The adoption and usage of Talend Cloud and Talend Stitch Data Loader drives demand for other Talend Data Fabric apps. The continued adoption of big data technologies, and our ability to differentiate between our app offerings and those of our competitors, in both functionality and pricing, is critical to our continued revenue growth.

Average Subscription Contract Duration.    We primarily sell annual contracts, although we have some contracts that extend for multiple years. The average contract duration impacts our cash flows because we bill and collect payment for the full term in advance. Prior to 2014, we incentivized our sales force to pursue multi-year contracts paid in advance, which generally carry larger discounts on average relative to annual contracts. We changed our sales strategy in 2014 to focus to a greater degree on annual contracts as our business began to demonstrate greater operating leverage. As a result, our average contract term has shortened and we generate a smaller proportion of our deferred revenue as long-term. Although this results in lower subscription billings relative to multi-year pre-payments in a given period, it increases the annualized value of our subscriptions. Going forward, we intend to continue to enter into multi-year contracts with annual payment schedules. For the twelve-month periods ended December 31, 2017 and 2018, subscription sales, excluding monthly contracts, had an average pre-billed duration of 1.3 years and 1.1 years, respectively.

Open Source Strategy.    Our open source strategy consists of providing free open source versions of our apps, fostering a community of users and developers and selling commercial versions of our solutions. This strategy creates awareness and generates leads within organizations that may purchase a commercial version of our apps and thereby generates subscription revenue. Our open source developer community helps lower our research and development costs by contributing components and connectors, testing beta versions of our apps, identifying enhancements and providing free advice to other community members. To evaluate our open source strategy, we periodically review data points such as the volume of downloads of our open source apps, the number of open source users that are members of our open source community and the approximate number of leads that are generated from users of our open source apps. Given that our open source users register with us voluntarily, we do not use a conversion rate to evaluate our strategy. We believe the continued adoption of open source software by organizations as well as the vitality of our open source community is a critical part of our performance.

Investment in Sales and Marketing.    We continue to focus on long-term growth and expect to continue to invest aggressively in sales and marketing to grow our customer base and expand within existing customers. We also expect to increase investments in sales and marketing in markets outside of France and the United States. As we continue to focus on new customer acquisition, we will need to devote additional time and effort to the new customer sales cycle, which requires more time, education and effort than expanding our relationship with existing customers. Any investments that we make in sales and marketing will occur in advance of our experiencing benefits from such investments, as new sales hires take time to fully ramp. The success of these efforts will also be affected by our ability to hire and retain sales personnel, and attrition of these employees may slow our efforts. As a result, it may be difficult for us to determine if we are efficiently allocating our resources in these areas. Increasing new customer bookings, particularly among large enterprise customers, is key to our growth strategy, and we also anticipate continuing to invest in expanding our international operations and increasing sales of Talend Big Data Integration and Talend Cloud. Sales to large enterprise customers have reflected larger deal sizes and have been one of the principal drivers of our revenue growth. However, sales to large enterprise customers involve risks that may not be present with sales to smaller customers, including increased competition from companies that traditionally target larger enterprise customers and a longer sales cycle. These factors result in less visibility and create difficulties in assessing deal cyclicality for these customers.

Foreign Currency Exchange Risk.    A portion of our subscription agreements and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Because our reporting currency is the U.S. dollar, the impact of foreign currency exchange on our business is primarily material to our financial reporting, and less to the ongoing operations of our business, as our cash inflows generally exceed our expenses in a given currency, creating a partial hedge. We believe that as the portion of U.S. business increases relative to our global business, the impact of foreign currency exchange on our financial reporting will be reduced. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Key Business Metrics

We review a number of metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Annualized Recurring Revenue

Annual Recurring Revenue (“ARR”) represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of premise-based products and SaaS offerings and excludes original equipment manufacturer ("OEM") sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplied by twelve. As of December 31, 2018, ARR was $198.1 million, representing growth of 33% from December 31, 2017. Stitch accounted for 2% of ARR as of December 31, 2018.

ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

Subscription Revenue Growth Rate

Subscription revenue is primarily derived from the sale of subscription-based license agreements to our customers. The growth of our subscription revenue reflects our ability to renew subscriptions with our existing customers, expand the sales of existing and new products within our existing customer base and sell our products to new customers. We believe subscription revenue growth is an important performance metric because it reflects the adoption of our software.

Due to the significant portion of our customers who are invoiced in non-U.S. Dollar denominated currencies, we also calculate our subscription revenue growth rate on a constant currency basis, thereby removing the effect of currency fluctuation on our results of operations.

The table below shows our subscription revenue growth rate on both an actual and constant currency basis for each quarter in the years ended December 31, 2017 and December 31, 2018, calculated against the corresponding quarter in the prior year, as well as the years ended December 31, 2016, 2017 and 2018. We calculate revenue on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Year Ended December 31,			Three Months Ended
				Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2016	2017	2018	2017	2017	2017	2017	2018	2018	2018	2018
Actual FX rates	41%	42%	39%	43%	43%	44%	40%	44%	39%	36%	38%
Constant Currency	44%	42%	37%	47%	46%	41%	34%	35%	34%	36%	40%

Number of Customers Above a Certain Subscription Revenue Threshold

We believe our ability to increase the number of customers above a certain subscription revenue threshold over time is an indicator of our ability to penetrate large enterprise customers. We track our performance in this area by measuring the number of customers which generates an annualized subscription revenue of $0.1 million or above, calculated by multiplying the total subscription revenue from a customer in the given quarter by four.

As we continue to expand the sales of existing and new products within our existing customer base, we expect more of our existing customers will cross the $0.1 million threshold. However, this may be offset if we do not successfully renew subscriptions with our existing customers.

The following table summarizes on a quarterly basis the number of customers above $0.1 million of annualized subscription revenue since March 31, 2017.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Customers count	260	291	335	353	380	427	444	472

Dollar-Based Net Expansion Rate

Our ability to generate and increase revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We believe our ability to retain customers and expand their subscription revenue over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers expand their number of subscribed users or use additional Talend Data Fabric components. Our dollar-based net expansion rate is reduced when customers reduce their number of subscribed users, use fewer Talend Data Fabric components, or cease to be customers.

We calculate our dollar-based net expansion rate by dividing our recurring customer revenue by our base revenue. We define base revenue as the subscription revenue we recognized from all customers during the four quarters ended one year prior to the date of measurement. We define our recurring customer revenue as the subscription revenue we recognized during the four quarters ended on the date of measurement from the same customer base included in our measure of base revenue, including revenue resulting from additional sales to those customers. This analysis excludes revenue derived from our OEM sales. We expect our dollar-based net expansion rate to potentially decline as we scale our business, particularly as we continue to focus on increasing sales of our cloud-based solutions to new customers. The dollar-based net expansion rate will also face a potential decline as the benefit from the adoption of ASC 606 will not repeat in 2019.

The following table summarizes our quarterly dollar-based net expansion rate since January 1, 2017 on both an actual and constant currency basis.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Dollar-based net expansion rate	2017	2017	2017	2017	2018	2018	2018	2018
Actual FX rates	123%	121%	121%	125%	124%	125%	123%	122%
Constant Currency	125%	125%	123%	125%	121%	119%	118%	120%

Free Cash Flow

To provide additional information regarding our financial results, we use free cash flow, a financial measure not calculated in accordance with GAAP, within this Annual Report. We define free cash flow as net cash (used in) from operating activities less net cash used in investing activities for purchases of property and equipment and intangible assets, except for those acquired as part of a business combination. We have included free cash flow in this Annual Report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that free cash flow provides useful information in understanding and evaluating our results of operations in the same manner as our management and board of directors. Although free cash flow measures are frequently used by investors and securities analysts in their evaluation of companies, free cash flow measures each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our cash flows as reported under GAAP. Free cash flow as defined by us may not be comparable to similar measures used by other companies. The table below shows our free cash flow for each of the years ended December 31, 2016, 2017 and 2018, and a reconciliation to the most directly comparable GAAP measure for such period.

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Net cash (used in) from operating activities	$3,373	$(2,321)	$3,231
Less: Acquisition of property & equipment	1,417	2,224	5,006
Free Cash Flow	$1,956	$(4,545)	$(1,775)

Key Components of Results of Operations

Revenue

We primarily derive our revenue from the sale of subscriptions and professional services engagements.

Subscription revenue.  Subscription revenue consists of fees earned from arrangements to provide customers with the right to use our commercial software either in a cloud-based infrastructure that we provide or installed within the customer’s own environment. Our subscriptions include unspecified future updates, upgrades and enhancements and technical product support. Subscription fees are based primarily on the number of users of our software and to a lesser extent the processing power required to operate the software. Our subscription-based arrangements generally have a minimum contractual term of one year and are invoiced in advance for the full subscription term. Subscription fees are generally non-refundable regardless of the actual use of the service.

Professional services revenue.  Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. These engagements are generally provided by our own team of specialized consultants or by third-party consultants to whom we contract on a periodic basis. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and material basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect our professional services revenue will grow at a slower rate than our subscription revenue as we work with more systems integrators, who assist our customers with the implementation of our solutions.

Cost of Revenue

Cost of subscription revenue.  Cost of subscription revenue consists primarily of employee-related costs, including salaries and bonuses, sales commissions, share-based payment expense and employee benefit costs associated with our customer support organization. It also includes expenses related to hosting and operating our cloud infrastructure, license of third-party intellectual property and related overhead. We use a third-party cloud platform provider to provide our cloud solution. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of subscription revenue and operating expense categories.

We intend to continue to invest additional resources in our cloud-based offering and services. We expect that the cost of hosting fees to provide our cloud-based offering will increase over time as we sell more of our cloud integration products. The timing of these expenses will affect our cost of subscription revenue in the affected periods.

Cost of professional services revenue.  Cost of professional services revenue consists primarily of personnel costs for employees including salaries and bonuses, sales commissions, share-based payment expense and employee benefit costs and fees to external consultants associated with our professional service contracts, travel costs and allocated shared costs. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in the cost of professional services revenue and operating expense categories.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue. Over time, we expect revenue from our cloud integration business to grow as a percentage of our total revenue. As a result, the cost of hosting fees to third-party cloud infrastructure providers, as a percentage of revenue will increase, which may affect our gross margin.

Operating Expenses

Our operating expenses are classified as sales and marketing, research and development and general and administrative. For each functional category, the largest component is employee and labor-related expenses, which include salaries and bonuses, sales commissions, share-based payment expense, employee benefit costs and contractor costs. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category.

Sales and marketing.  Sales and marketing expenses consist primarily of salaries, sales commissions and related expenses, including share-based payment expense, for our sales and marketing employees, marketing programs and related overhead. Our sales and marketing employees include quota carrying headcount, sales administration, sales engineering, marketing and management. Marketing programs consist of advertising, promotional events, corporate communications, brand building, product marketing activities such as online lead generation, and developing sales strategies that emphasize particular products or services.

We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff, will affect our sales and marketing costs in a particular quarter. We also plan to invest in training and retention of our sales team.

Research and development.  Research and development expenses consist primarily of salaries and related expenses, including share-based payment expense, contractor software development costs and related overhead, as well as amortization of acquired developed technology, less any research and development subsidies. We continue to focus our research and development efforts on building new products, adding new features and services, increasing functionality and enhancing our integration cloud infrastructure.

We expect that, in the future, research and development expenses will increase in absolute dollars as we invest in building the necessary employee and system infrastructure required to enhance existing and support development of new, technologies and the integration of acquired businesses and technologies.

General and administrative.  General and administrative expenses consist of salaries and related expenses, including share-based payment expense, for finance, legal, human resources and management information systems personnel, as well as external legal, accounting and other professional fees, other corporate expenses and related overhead.

We will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting costs as well as costs of achieving and maintaining compliance with other public company regulations. We expect that in the future, general and administrative expenses will increase as we invest in our infrastructure and we incur additional employee related costs and professional fees related to the growth of our business.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with generally accepted accounting principles in the United States of America, or GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues and expenses. We base our judgments and estimates on historical experience and various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions and conditions and may materially affect the financial results or the financial position reported in future periods.

While our significant accounting policies are more fully described in the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We primarily derive revenue from two sources: subscription revenue which is comprised of direct or indirect sales of subscription-based license agreements for Talend technologies; and related professional services revenue.

Subscription revenue

Subscriptions for our on-premise licenses include both a right to use the underlying software and a right to receive technical support and fixes and updates to the software, on a when-and-if available basis, during the subscription term. We have concluded that the rights to use the software, which is recognized at the outset of the arrangement, and to receive technical support and software fixes and updates, which is recognized over the term of the arrangement, are separate performance obligations. We have concluded that the right to use the software generally represents approximately 10% of the value of the contract and the remainder is allocated to the right to receive technical support and software fixes and updates. Subscriptions for our cloud-based offerings represent the right of access to our software as a service for which revenue is recognized ratably over the term of the arrangement. Subscriptions have a contractual term of one to three years and are generally billed annually in advance and are non-cancelable.

We sell subscriptions to customers either directly or indirectly through non-exclusive value-added channel partners and resellers (collectively, “resellers”). Resellers market, sell and provide us products and support services to end-users and we do not have the ability or the contractual right to establish pricing between resellers and end users

Professional services revenue

We offer professional services which include consulting and training and associated expenses. Consulting services include implementation support to our customers during subscription setup and consist of time-based arrangements for which the revenue is recognized as the services are rendered. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as training is delivered.

Contracts with multiple performance obligations

We may enter into transactions that contain multiple performance obligations where a subscription and consulting and training services are sold together. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

We are able to determine reliably the standalone selling price of a consulting or training service component based on historical pricing for the component or a similar component that has been sold on a standalone basis. The transaction price allocated to each performance obligation is recognized as revenue when each performance obligation is satisfied.

Contract acquisition costs

Contract acquisition costs consist of sales commissions earned by our sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. The majority of these costs are deferred and then amortized on a straight-line basis over a period of benefit, which we have determined to be five years based on historical patterns of renewals and forecasted life of tour licensed technology.

Business Combinations and Goodwill

We allocate the fair value of purchase consideration in a business combination to tangible assets, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

We assess goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. When conducting the annual goodwill impairment assessment, we first assess qualitative factors, to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any

Share-Based Payments

We recognize share-based payment expense beginning in the period of grant based on the fair value of the award at the grant date, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The estimation of share awards that will ultimately vest requires judgement, especially awards with non-market performance conditions. Share‑based payment expense is recorded based on awards that are ultimately expected to vest, and such expense was reduced for estimated forfeitures. When estimating forfeitures, we considered voluntary termination behaviors as well as trends of the actual option forfeitures.

Determining the fair value of share-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of share options, employee warrants (BSPCE) and warrant (BSA). The determination of the grant date fair value of options using an option-pricing model is affected by our estimated ordinary share fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the expected term of the options, our expected share price volatility, risk-free interest rates and expected dividends, which are estimated as follows:

•Expected term. We determine the expected term based on the average period the share awards are expected to remain outstanding.

•Expected volatility. We consider historical volatility of our share price since the initial public offering and also consider the historical volatility of similar entities following a comparable period in their lives.

•Risk-free rate. The risk-free interest rate represents the implied yield currently available on zero-coupon government issued securities over the expected term of the award.

•Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Accounting standards issued not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. The guidance is effective for our fiscal year beginning January 1, 2019. Early adoption is permitted. We will adopt the new standard in the first quarter of fiscal 2019. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities. We are assessing the final impact of ASU 2016-02 on our consolidated financial statements but we expect that the adoption will result in recognition of approximately $41.0 million (before discounting impact) right-of-use asset and a roughly equal amount of operating lease liability as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations. The $41.0 million represents the total undiscounted future lease obligations at December 31, 2018 and the final impact will be discounted.

Results of Operations

The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Consolidated statements of operations
Revenue
Subscriptions	$88,629	$125,898	$174,887
Professional services	17,355	22,697	29,436
Total revenue	105,984	148,595	204,323
Cost of revenue (1)
Subscriptions	12,278	16,367	23,094
Professional services	13,290	17,792	26,400
Total cost of revenue	25,568	34,159	49,494
Gross profit	80,416	114,436	154,829
Operating expenses (1)
Sales and marketing	67,580	86,892	113,650
Research and development	19,251	26,835	42,359
General and administrative	19,577	29,446	40,357
Total operating expenses	106,408	143,173	196,366
Loss from operations	(25,992)	(28,737)	(41,537)
Other income	2,603	701	911
Other expense	(791)	(2,848)	(56)
Loss before income tax (expense) benefit	(24,180)	(30,884)	(40,682)
Income tax (expense) benefit	(63)	(324)	323
Net loss for the year	$(24,243)	$(31,208)	$(40,359)

(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows:

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Cost of revenue - subscriptions	$74	$315	$1,432
Cost of revenue - professional services	84	207	1,024
Sales and marketing	917	2,271	7,198
Research and development	674	1,613	7,693
General and administrative	1,565	2,441	6,011
Total share-based payment and amortization of acquired intangibles expense	$3,314	$6,847	$23,358

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2016	2017	2018
Revenue
Subscriptions	84%	85%	86%
Professional services	16%	15%	14%
Total revenue	100%	100%	100%
Total cost of revenue	24%	23%	24%
Gross profit	76%	77%	76%
Operating expenses
Sales and marketing	64%	58%	56%
Research and development	18%	18%	21%
General and administrative	18%	20%	20%
Total operating expenses	100%	96%	97%
Loss from operations	(24)%	(19)%	(21)%
Other income	2%	—%	—%
Other expense	(1)%	(2)	—%
Loss before income tax (expense) benefit	(23)%	(21)%	(21)%
Income tax (expense) benefit	—%	—%	—%
Net loss for the year	(23)%	(21)%	(21)%

Years Ended December 31, 2017 and 2018

Revenue

	Year Ended December 31,
	2017	2018	$ Change	% Change
		(in thousands)
Subscriptions	$125,898	$174,887	$48,989	39%
Professional services	22,697	29,436	6,739	30%
Total revenue	$148,595	$204,323	$55,728	38%

Total revenue increased $55.7 million, or 38%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. Growth in total revenue was attributable to increased demand for our products from both new and existing customers. The growth in total revenue was attributable primarily to the sale of subscriptions and to a lesser extent the growth of professional services revenue.

Subscription revenue increased $49.0 million, or 39%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in subscription revenue was primarily attributable to strong demand for Talend Cloud and Talend Big Data Integration. Revenue from Talend Cloud grew by over 100% in the year ended December 31, 2018 compared to the prior period. The adoption of ASC 606 contributed to the increase in subscription revenue of approximately $4.5 million, as we recognized the license element of our subscription arrangements upfront, upon delivery of the license key.

Professional services revenue grew by $6.7 million, or 30% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in professional services revenue was mainly due to increased demand from North American customers.

Subscription revenues by geography were as follows for the years ended December 31, 2017 and 2018:

	Year Ended December 31,
	2017	2018	$ Change	% Change
		(in thousands)
Americas	$61,273	$81,632	$20,359	33%
EMEA	58,739	80,291	21,552	37%
Asia Pacific	5,886	12,964	7,078	120%
Total subscription revenue	$125,898	$174,887	$48,989	39%

Cost of Revenue

	Year Ended December 31,
	2017	2018		$ Change	% Change
		(in thousands)
Cost of subscription	$16,367	$23,094		$6,727	41%
Cost of professional services	17,792	26,400		8,608	48%
Total cost of revenue	$34,159	$49,494		$15,335	45%
Gross Profit	$114,436	$154,829		$40,393	35%
Gross Margin	77%	76%	%

Total cost of revenue increased $15.3 million, or 45%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in total cost of revenue was driven by an increase in the cost of subscription revenue of $6.7 million, or 41%, in the year ended December 31, 2018 compared to the prior period. We increased our headcount during the period to meet the higher demand for support from our customers, resulting in increased compensation expense for employees and contractors of $5.2 million. Between December 31, 2017 and December 31, 2018, the support team headcount increased by 32% to 123 employees. The increase in the cost of subscription revenue was also driven by an increase in third-party licensing fees and hosting costs for our Talend Cloud for a total of $0.3 million.

Cost of professional services revenue increased $8.6 million, or 48%, as we increased our team size and the use of contractors to support increased demand for our professional services. Between December 31, 2017 and December 31, 2018, the professional services team headcount increased by 51% to 128 employees, resulting in increased employee compensation and related expenses of $5.2 million for the year ended December 31, 2018. Additionally, cost of professional services was driven by an increase in sub-contractor expenses and travel and entertainment costs of $2.9 million for the year ended December 31, 2018.

Sales and Marketing

	Year Ended December 31,
	2017	2018	$ Change	% Change
		(in thousands)
Sales and Marketing	$86,892	$113,650	$26,758	31%

Sales and marketing expenses increased $26.8 million, or 31%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to a  $21.0 million increase in employee compensation expenses, related to increased headcount. Between December 31, 2017 and December 31, 2018, our sales and marketing headcount increased by 26% to 459 employees. In addition, to support our continued growth, spending on marketing programs increased by $2.0 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. Sales and marketing expense was also driven by an increase of $1.9 million in travel and entertainment costs. These expenses were partially offset by a benefit of $4.4 million in capitalized commission expenses due to the adoption of ASC 606 in 2018.

Research and Development

	Year Ended December 31,
	2017	2018	$ Change	% Change
		(in thousands)
Research and Development	$26,835	$42,359	$15,524	58%

Research and development expenses increased $15.5 million, or 58%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to a $11.7 million increase in employee compensation expenses, related to increased headcount. Between December 31, 2017 and December 31, 2018, our research and development headcount increased by 16% to 277 employees. In addition, research and development expenses increased by $1.5 million related additional amortization expense from our November 2017 acquisition of Restlet S.A. and our November 2018 acquisition of Stitch Inc.

General and Administrative

	Year Ended December 31,
	2017	2018	$ Change	% Change
		(in thousands)
General and Administrative	$29,446	$40,357	$10,911	37%

General and administrative expenses increased $10.9 million, or 37%, in the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily due to an increase of $8.5 million in employee compensation expenses. Between December 31, 2017 and December 31, 2018, our general and administrative headcount increased by 29% to 133 employees as we added personnel to support our growth. In addition, our professional and outside consulting services increased by $1.5 million related to our follow-on offering and acquisition of Stitch Inc. Between December 31, 2017 and December 31, 2018, our amortization of intangible assets increased by $0.4 million.

Years Ended December 31, 2016 and 2017

Revenue

	Year Ended December 31,
	2016	2017	$ Change	% Change
		(in thousands)
Subscriptions	$88,629	$125,898	$37,269	42%
Professional services	17,355	22,697	5,342	31%
Total revenue	$105,984	$148,595	$42,611	40%

Total revenue increased $42.6 million, or 40%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. Growth in total revenue was attributable to increased demand for our products from both new and existing customers. The growth in total revenue was attributable primarily to the sale of subscriptions and to a lesser extent the growth of professional services revenue.

Subscription revenue increased $37.3 million, or 42%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in subscription revenue was primarily attributable to strong demand for Talend Cloud and Talend Big Data Integration, which combined grew by 100% in the year ended December 31, 2017 compared to the prior period. The increase in revenue was further driven by strong demand from North America where we have invested in greater sales capacity and Asia Pacific where we continued to scale out this expanding territory. Professional services revenue grew by $5.3 million, or 31% for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in professional services revenue was mainly due to increased demand from North American customers.

Subscription revenues by geography were as follows for the years ended December 31, 2016 and 2017:

	Year Ended December 31,
	2016	2017	$ Change	% Change
		(in thousands)
Americas	$41,682	$61,273	$19,591	47%
EMEA	44,586	58,739	14,153	32%
Asia Pacific	2,361	5,886	3,525	149%
Total subscription revenue	$88,629	$125,898	$37,269	42%

Cost of Revenue

	Year Ended December 31,
	2016	2017		$ Change	% Change
		(in thousands)
Cost of subscription	$12,278	$16,367		$4,089	33%
Cost of professional services	13,290	17,792		4,502	34%
Total cost of revenue	$25,568	$34,159		$8,591	34%
Gross Profit	$80,416	$114,436		$34,020	42%
Gross Margin	76%	77%	%

Total cost of revenue increased $8.6 million, or 34%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in total cost of revenue was driven by an increase in the cost of subscription revenue of $4.1 million, or 33%, in the year ended December 31, 2017 compared to the prior period. We increased our headcount during the period to meet the higher demand for support from our customers, resulting in increased compensation expense for employees and contractors of $3.0 million. Between December 31, 2016 and December 31, 2017, the support team headcount increased by 34% to 95 employees. The increase in the cost of subscription revenue was also driven by an increase in third-party licensing fees and hosting costs for our Talend Cloud for a total of $0.6 million.

Cost of professional services revenue increased $4.5 million, or 34%, as we increased our team size and the use of contractors to support increased demand for our professional services, particularly in North America. Between December 31, 2016 and December 31, 2017, the professional services team headcount increased by 35% to 85 employees.

Sales and Marketing

	Year Ended December 31,
	2016	2017	$ Change	% Change
		(in thousands)
Sales and Marketing	$67,580	$86,892	$19,312	29%

Sales and marketing expenses increased $19.3 million, or 29%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to $13.0 million increase in employee compensation expenses, related to increased headcount. Between December 31, 2016 and December 31, 2017, our sales and marketing headcount increased by 33% to 365 employees. In addition, to support our continued growth, spending on marketing programs increased by $3.0 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. Sales and marketing expense was also driven by an increase of $1.3 million in travel and entertainment costs.

Research and Development

	Year Ended December 31,
	2016	2017	$ Change	% Change
		(in thousands)
Research and Development	$19,251	$26,835	$7,584	39%

Research and development expenses increased $7.6 million, or 39%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to a $6.5 million increase in employee compensation expenses, related to increased headcount. Between December 31, 2016 and December 31, 2017, our research and development headcount increased by 27% to 238 employees including 16 new employees from our acquisition of Restlet SAS.

General and Administrative

	Year Ended December 31,
	2016	2017	$ Change	% Change
		(in thousands)
General and Administrative	$19,577	$29,446	$9,869	50%

General and administrative expenses increased $9.9 million, or 50%, in the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily due to an increase of $4.3 million in employee compensation expenses. Between December 31, 2016 and December 31, 2017, our general and administrative headcount increased by 23% to 103 employees as we added personnel to support our growth and the additional requirements of being a public reporting company. Between December 31, 2016 and December 31, 2017, our professional and outside services increased by $4.0 million, of which $1.4 million were expenses related to our follow-on offering and filing of a registration statement on Form F-3 and $0.3 million in costs related to our acquisition of Restlet SAS.

Quarterly Results of Operations

The following unaudited quarterly results of operations data for each of the eight quarters ended December 31, 2018 have been prepared on a basis consistent with our audited consolidated annual financial statements and include, in management’s opinion, all normal recurring adjustments necessary for the presentation of the results of operations data for these periods, in accordance with GAAP. Our quarterly results of operations will vary in the future. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period. The following quarterly financial data should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(in thousands)
Revenue
Subscriptions	$27,539	$30,280	$32,915	$35,164	$39,786	$42,027	$44,631	$48,443
Professional services	5,326	5,533	5,483	6,355	7,027	7,728	7,434	7,247
Total revenue	32,865	35,813	38,398	41,519	46,813	49,755	52,065	55,690
Cost of revenue (1)
Subscriptions	3,661	3,970	3,979	4,757	5,368	5,559	5,756	6,411
Professional services	4,317	4,185	4,293	4,997	5,881	6,314	7,237	6,968
Total cost of revenue	7,977	8,155	8,272	9,754	11,249	11,873	12,993	13,379
Gross profit	24,887	27,658	30,126	31,765	35,564	37,882	39,072	42,311
Operating expenses (1)
Sales and marketing	19,734	20,820	20,778	25,560	26,142	27,832	28,365	31,311
Research and development	5,655	6,447	6,534	8,199	9,729	10,142	9,930	12,558
General and administrative	6,549	6,891	7,295	8,711	9,874	8,738	10,179	11,566
Total operating expenses	31,939	34,158	34,607	42,470	45,745	46,712	48,474	55,435
Loss from operations	(7,052)	(6,500)	(4,481)	(10,705)	(10,181)	(8,830)	(9,402)	(13,124)
Other income (expense)	(341)	(1,228)	(831)	253	77	132	132	514
Income tax	(26)	(26)	(40)	(232)	(11)	(41)	21	354
Net loss for the period	$(7,418)	$(7,754)	$(5,352)	$(10,684)	$(10,115)	$(8,739)	$(9,249)	$(12,256)

(1)	Includes share-based payment and amortization of acquired intangibles expense as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(in thousands)

Cost of revenue - subscriptions	$21	$72	$133	$89	$177	$315	$433	$507
Cost of revenue - professional services	14	38	80	74	104	183	327	410
Sales and marketing	363	663	668	577	1,181	1,523	1,968	2,526
Research and development	196	343	335	739	1,596	1,747	1,855	2,495
General and administrative	505	812	780	345	1,481	1,419	1,377	1,734
Total share-based payment and amortization of acquired intangibles expense	$1,099	$1,928	$1,996	$1,824	$4,539	$5,186	$5,960	$7,672

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Revenue
Subscriptions	84%	85%	86%	85%	85%	84%	86%	87%
Professional services	16%	15%	14%	15%	15%	16%	14%	13%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue
Subscriptions	11%	11%	10%	11%	11%	11%	11%	12%
Professional services	13%	12%	11%	12%	13%	13%	14%	13%
Total cost of revenue	24%	23%	21%	23%	24%	24%	25%	25%
Gross profit	76%	77%	79%	77%	76%	76%	75%	75%
Operating expenses
Sales and marketing	60%	58%	54%	62%	56%	56%	54%	56%
Research and development	17%	18%	17%	20%	21%	20%	19%	23%
General and administrative	20%	19%	19%	21%	21%	18%	20%	21%
Total operating expenses	97%	95%	90%	103%	98%	94%	93%	100%
Loss from operations	(21)%	(18)%	(11)%	(26)%	(22)%	(18)%	(18)%	(25)%
Other income (expense)	(1)%	(3)%	(2)%	1%	—%	—%	—%	1%
Income tax	—%	—%	—%	(1)%	—%	—%	—%	1%
Net loss for the period	(22)%	(21)%	(13)%	(26)%	(22)%	(18)%	(18)%	(23)%

Quarterly Revenue Trends

Our quarterly subscription revenue increased in each period presented due to increased sales to new and existing customers. Our professional services revenue fluctuates from quarter to quarter based on a number of factors, including complexity and length of new customer engagements and the decision of our customers to work with independent third-party systems integrators. Our overall strategy is to focus on growing our subscription revenue while working more closely with systems integrators.

Our total gross margin has remained relatively consistent over all periods presented, with the fluctuations primarily due to the mix of subscription and professional services revenues in our total revenue. Our cost of subscription revenue increased slightly as a percentage of revenue in the fourth quarter of 2018 due to growth in our cloud operations.

Research and development, sales and marketing, and general and administrative expenses generally increased, in absolute dollars, sequentially over the periods as we increased our headcount to support continued investment in our products. The increase in personnel costs was related to increases in headcount, along with higher share-based payment expense. Research and development expenses grew as a percentage of revenue as we expanded our engineering team to further support the development of our cloud offerings. Sales and marketing expenses generally are higher in the quarters ending December 31 as it is the quarter where we seasonally sell the most and thereby have higher commission expenses. Our general and administrative expenses generally increased sequentially in fiscal 2018 due to increased headcount as a result of continued overall growth.

Liquidity and Capital Resources

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Cash (used in) from operating activities	$3,373	$(2,321)	$3,231
Cash used in investing activities	(1,417)	(11,413)	(64,499)
Cash from financing activities	82,335	6,519	8,616
Net increase (decrease) in cash and cash equivalents	$84,291	$(7,215)	$(52,652)

Through December 31, 2018, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity financings. As of December 31, 2018, we had $33.7 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Also, subsequent to fiscal year-end 2018, we have entered into a revolving credit facility with Square 1 Bank, see the Subsequent Event footnote, Note 19 .

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support our operating expenses. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.

Operating Activities

During the year ended December 31, 2018, operating activities provided $3.2 million in cash as a result of a net loss of $40.4 million, adjusted by non-cash charges of $24.9 million and a $18.7 million favorable impact from changes in working capital. The net increase in our working capital was primarily the result of $26.0 million increase in deferred revenue as a result of increased sales of subscriptions, a $11.6 million increase in accounts payable and accrued expenses mainly due to increased accruals for paid time off and commissions and bonuses during the year. In addition to the net increase in our operating liabilities, there was a $12.4 million increase in accounts receivable in the year ended December 31, 2018 due to increased sales of our product offerings.

During the year ended December 31, 2017, operating activities used $2.3 million in cash as a result of a net loss of $31.2 million, adjusted by non-cash charges of $10.1 million and a $18.4 million favorable impact from changes in working capital. The net decrease in our working capital was primarily the result of $29.1 million increase in deferred revenue as a result of increased sales of subscriptions, a $7.6 million increase in accounts payable and accrued expenses mainly due to increased accruals for paid time off and commissions and bonuses during the year. In addition to the net increase in our operating liabilities, there was a $16.5 million increase in accounts receivable in the year ended December 31, 2017 due to increased sales of our product offerings.

During the year ended December 31, 2016, operating activities provided $3.4 million in cash as a result of a net loss of $24.2 million, adjusted by non-cash charges of $2.1 million and a $25.6 million favorable impact from changes in working capital. The net decrease in our working capital was primarily the result of $32.8 million increase in deferred revenue as a result of increased sales of subscriptions, a $6.6 million increase in trade and other payables mainly due to increased accruals for commissions and bonuses during the year. In addition to the net increase in our operating liabilities, there was a $14.1 million increase in trade and other receivables in the year ended December 31, 2016 due to increased sales of our product offerings.

Investing Activities

Cash used in investing activities during the years ended December 31, 2016,  2017 and 2018 was $1.4 million,  $11.4 million, and $64.5 million, respectively. Investing activities for the year ended December 31, 2016 consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous IT equipment for our employees. Investing activities for the year ended December 31, 2017 consists primarily of cash consideration paid for our acquisition of Restlet SAS. Investing activities for the year ended December 31, 2018 consists primarily of cash consideration paid for our acquisition of Stitch, Inc.

Financing Activities

Cash from financing activities for the years ended December 31, 2016,  2017, and 2018 was $82.3 million, $6.5 million, and $8.6 million, respectively. Financing proceeds for the year ended December 31, 2016 consisted primarily from $91.3 million of net proceeds from our initial public offering received in the third quarter of 2016. Financing proceeds for the year ended December 31, 2017 was driven by $6.7 million of proceeds from the exercise of employee stock awards. Financing proceeds for the year ended December 31, 2018 was driven by $8.9 million of proceeds from the exercise of employee stock awards and cash received from the employee stock purchase plan.

Deferred revenue and backlog

Our deferred revenue, which consists of billed but unrecognized revenue, was $140.2 million and $150.1 million as of December 31, 2017 and 2018, respectively.

Our total backlog, which we define as including both cancelable and non-cancelable portions of our support subscription customer agreements that we have not yet billed, was $20.3 million and $32.1 million as of December 31, 2017 and 2018, respectively. Of the December 31, 2018 backlog, we expect to recognize revenue of $9.0 million in 2019 and $23.1 million thereafter.

Research and Development, Patents and Licenses, etc.

We invest substantial resources in research and development to enhance our data integration, data processing and data governance solutions. Our research and development team is globally distributed in France, Germany and China. We expect to continue to expand the capabilities of our Talend Data Fabric platform in the future and to invest significantly in continued research and development efforts. In the years ended December 31, 2016, 2017 and 2018, our research and development expenses were $19.3 million, $26.8 million and $42.4 million, respectively.

As of December 31, 2018, we had two pending patent applications and no issued patents.

Off-balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Tabular Disclosure of Contractual Obligations

Our contractual obligations consist of leases for office space. The leases have varying terms, escalation clauses and renewal rights. On renewal, the terms of the leases are renegotiated. As of December 31, 2018, the future undiscounted non-cancelable minimum lease payments under these obligations were as follows:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 Years
Debt obligations	$884	$208	$424	$224	$28
Operating lease obligations	40,800	5,286	11,349	9,334	14,831
Total	$41,684	$5,494	$11,773	$9,558	$14,859

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations as a result of changes in foreign currency exchange rates. Our sales contracts are generally denominated in the local currency of the entity with which they are contracted. Our operating expenses are generally denominated in the local currencies of the countries where our operations are located. Most of our expenses are incurred in Euros and United States dollars. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As the U.S. dollar fluctuates against certain international currencies, the amounts of revenue and deferred revenue that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may also fluctuate relative to what we would have reported using a constant currency rate.

For the year ended December 31, 2018 approximately 57% of our revenue and approximately 63% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2017, approximately 55% of our revenue and approximately 61% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our Euro denominated inflows have covered our Euro denominated expenses and our USD denominated inflows have covered our USD denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. A hypothetical 10% increase or decrease in the foreign exchange rate of the Euro to the US Dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company by approximately $2.4 million.

Interest Rate Risk

We had cash and cash equivalents of $91.0 million,  $87.0 million, and $33.7 million at December 31, 2016,  2017 and 2018, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. Short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 10% increase in interest rates during the year ended December 31, 2018 would not have had a material impact on our financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data

Talend S.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Talend S.A.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of Talend S.A. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule presented in Item 15 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(c) to the consolidated financial statements, the Group has changed its method of accounting for revenue recognition in 2018, due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, as amended.

Basis for Opinion.

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

Paris La Défense, France

February 28, 2019

KPMG S.A.

/s/ Jacques Pierre

Jacques Pierre

Partner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Talend S.A.:

Opinion on the Internal Control Over Financial Reporting

We have audited Talend S.A. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018 and related notes and financial statement schedule presented in Item 15 (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Stitch Inc. in November 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Stitch Inc.’s internal control over financial reporting associated with total assets of $2.3 million (excluding goodwill and intangibles which are included within the scope of the assessment)  and total revenues of $0.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Stitch Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Paris La Défense, France

February 28, 2019

KPMG S.A.

/s/ Jacques Pierre

Jacques Pierre

Partner

TALEND S.A.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	As of December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$87,024	$33,740
Accounts receivables, net of allowance for doubtful accounts of $1,409 and $1,882 as of December 31, 2017 and 2018, respectively	57,129	67,531
Contract acquisition costs	—	9,563
Other current assets	8,311	9,825
Total current assets	152,464	120,659
Non-current assets:
Contract acquisition costs	—	19,390
Property and equipment, net	3,473	6,335
Goodwill	6,196	49,659
Intangible assets, net	7,528	19,420
Other non-current assets	3,137	3,661
Total non-current assets	20,334	98,465
Total assets	$172,798	$219,124
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,203	$5,760
Accrued expenses and other current liabilities	27,504	36,475
Contract liabilities - deferred revenue, current	118,601	124,416
Short-term debt	1,188	208
Total current liabilities	151,496	166,859
Non-current liabilities:
Deferred income taxes	—	469
Other non-current liabilities	787	950
Contract liabilities - deferred revenue, non-current	21,618	25,731
Long-term debt	7	676
Total non-current liabilities	22,412	27,826
Total liabilities	173,908	194,685
Commitments and contingencies (Note 17)
STOCKHOLDERS' EQUITY (DEFICIT)
Ordinary shares, par value €0.08 per share; 29,439,767 and 30,158,374 shares authorized, issued and outstanding at December 31, 2017 and 2018, respectively	3,059	3,128
Additional paid-in capital	215,390	244,878
Accumulated other comprehensive income	672	607
Other reserves	49	138
Accumulated losses	(220,280)	(224,312)
Total stockholders’ equity (deficit)	(1,110)	24,439
Total liabilities and stockholders’ equity (deficit)	$172,798	$219,124

The above consolidated statements of financial position should be read in conjunction with the accompanying notes.

TALEND S.A.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2017	2018
Revenue
Subscriptions	$88,629	$125,898	$174,887
Professional services	17,355	22,697	29,436
Total revenue	105,984	148,595	204,323
Cost of revenue
Subscriptions	12,278	16,367	23,094
Professional services	13,290	17,792	26,400
Total cost of revenue	25,568	34,159	49,494
Gross profit	80,416	114,436	154,829
Operating expenses
Sales and marketing	67,580	86,892	113,650
Research and development	19,251	26,835	42,359
General and administrative	19,577	29,446	40,357
Total operating expenses	106,408	143,173	196,366
Loss from operations	(25,992)	(28,737)	(41,537)
Other income (expense), net	1,812	(2,147)	855
Loss before income tax expense	(24,180)	(30,884)	(40,682)
Income tax (expense) benefit	(63)	(324)	323
Net loss for the year	$(24,243)	$(31,208)	$(40,359)

Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(1.68)	$(1.08)	$(1.35)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	14,464	28,966	29,841

The above consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2017	2018

Net loss for the year	$(24,243)	$(31,208)	$(40,359)
Other comprehensive loss
Foreign currency translation adjustment	(463)	(879)	(65)
Tax effect on foreign exchange differences	—	—	—
Total comprehensive loss for the year	$(24,706)	$(32,087)	$(40,424)

The above consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(in thousands, except share data)

				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at January 1, 2016	3,905,110	$2,450	$99,511	$2,014	$8,371	$(164,829)	$(52,483)
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(24,243)	(24,243)
Other comprehensive loss	—	—	—	(463)	—	—	(463)
Total comprehensive loss for the year	—	—	—	(463)	—	(24,243)	(24,706)
Issuance of ordinary shares upon initial public offering, net of offering costs and underwriters commissions and discounts	5,706,852	510	90,818	—	—	—	91,328
Conversion of preferred shares to ordinary at closing of IPO	18,732,416	—	—	—	—	—	—
Exercise of stock awards	212,775	20	872	—	—	—	892
Release of other reserves upon the completion of initial public offering	—	—	8,371	—	(8,371)	—	—
Stock-based compensation	—	—	2,994	—	—	—	2,994
Balance at December 31, 2016	28,557,153	$2,980	$202,566	$1,551	$—	$(189,072)	$18,025
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(31,208)	(31,208)
Other comprehensive loss	—	—	—	(879)	—	—	(879)
Total comprehensive loss for the year	—	—	—	(879)	—	(31,208)	(32,087)
Restricted stock units reserve	—	—	(49)	—	49	—	—
Exercise of stock awards	882,614	79	6,593	—	—	—	6,672
Stock-based compensation	—	—	6,280	—	—	—	6,280
Balance at December 31, 2017	29,439,767	$3,059	$215,390	$672	$49	$(220,280)	$(1,110)
Adjustment on initial application of ASC 606, net of tax	—	—	—	—	—	36,327	36,327
Restated balance at January 1, 2018	29,439,767	3,059	215,390	672	49	(183,953)	35,217
Comprehensive loss:
Net loss for the year	—	—	—	—	—	(40,359)	(40,359)
Other comprehensive loss	—	—	—	(65)	—	—	(65)
Total comprehensive loss for the year	—	—	—	(65)	—	(40,359)	(40,424)
Restricted stock units reserve	—	—	(138)	—	89	—	(49)
Shares issued from restricted stock unit vesting	92,228	8	(8)	—	—	—	—
Exercise of stock awards	576,901	57	6,996	—	—	—	7,053
Issuance of ordinary shares in connection with employee stock purchase plan	49,478	4	1,801	—	—	—	1,805
Stock-based compensation	—	—	20,837	—	—	—	20,837
Balance at December 31, 2018	30,158,374	$3,128	$244,878	$607	$138	$(224,312)	$24,439

The above consolidated statements of changes in equity should be read in conjunction with the accompanying notes.

TALEND S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2017	2018
Cash flows from operating activities:
Net loss for the year	$(24,243)	$(31,208)	$(40,359)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,193	1,527	2,034
Amortization of intangible assets	314	567	2,521
Unrealized (gain) loss foreign exchange	(2,486)	1,751	134
Non-cash finance costs	85	—	—
Share-based compensation	2,994	6,280	20,837
Deferred income taxes	—	—	(327)
Income tax for the year	63	324	(323)
Changes in operating assets and liabilities:
Accounts receivable	(12,545)	(16,533)	(12,387)
Other assets	(1,524)	(1,747)	(6,569)
Accounts payable, accrued expenses and other current liabilities	6,753	7,629	11,630
Contract liabilities - deferred revenue	32,769	29,089	26,040
Net cash (used in) from operating activities	3,373	(2,321)	3,231
Cash flows from investing activities:
Acquisition of property and equipment	(1,417)	(2,224)	(5,006)
Cash consideration for business acquisition, net of cash acquired	—	(9,189)	(59,493)
Net cash used in investing activities	(1,417)	(11,413)	(64,499)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of offering costs and underwriters commissions and discounts	91,818	—	—
Proceeds from issuance of ordinary shares related to exercise of stock awards	926	6,672	7,053
Proceeds from issuance of ordinary shares related to employee stock purchase plan	—	—	1,805
Proceeds from borrowings	2,000	—	—
Repayment of borrowings	(12,142)	(153)	(242)
Prepayment fee under Square 1 loan	(267)	—	—
Net cash from financing activities	82,335	6,519	8,616
Net increase (decrease) in cash and cash equivalents	84,291	(7,215)	(52,652)
Cash and cash equivalents at beginning of the year	6,930	91,023	87,024
Effect of exchange rate changes on cash and cash equivalents	(198)	3,216	(632)
Cash and cash equivalents at end of year	$91,023	$87,024	$33,740

Supplemental disclosures
Cash paid for income taxes	$172	$158	$302
Cash paid for interest	$461	$7	$7

The above consolidated statements of cash flows should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and description of business

The Company is incorporated in France with its main office in Redwood City, California. Talend's software platform, Talend Data Fabric, integrates data and applications in real-time across modern big data and cloud environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers.

2.Summary of significant accounting policies

The significant accounting policies adopted in the preparation of these consolidated financial statements are set out below. These accounting policies have been consistently applied to all years presented, unless otherwise stated.

(a)Basis of presentation and consolidation

The consolidated financial statements as of and for the year ended December 31, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies.

(b)Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price to separate performance obligations), the amortization period for contract acquisition costs, fair value of acquired intangible assets and goodwill and share‑based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

(c)Recently adopted accounting standards

In March 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 2014-09, Revenue from Contracts with Customers (codified in ASC 606), and added ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, to codify the guidance on other assets and deferred costs relating to contracts with customers (collectively, the “standard”), along with consequential amendments to existing standards. The standard was subsequently amended in March, April and May 2016 and supersedes virtually all revenue recognition guidance in US GAAP. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient qualitative and quantitative information to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are also required. The Group has adopted the standard on January 1, 2018 on a modified retrospective method and applied the new standard only to contracts that were not completed contracts as of January 1, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including accounting for income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes, forfeitures, and classification in the statement of cash flows. As of January 1, 2018, we adopted the applicable provisions of ASU No. 2016-09 as follows:

•

The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the guidance prospectively effective January 1, 2018. The Company had no amounts previously recorded to additional paid-in capital related to windfall tax benefits prior to January 1, 2018.

•

The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them. We have applied the modified retrospective transition method upon adoption. The Company has never recorded unrecognized excess tax as a deferred tax asset, as a result no cumulative-effect adjustment to accumulated deficit was required as of January 1, 2018.

(d)Accounting standards issued not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. In 2018, the FASB issued ASU 2018-10,  2018-11 and 2018-20, providing, among other things, codification improvements, the optional transition method, the treatment of sales and similar taxes as lease cost by policy elections, the requirement to exclude certain variable payments from consideration and the allocation of certain variable payments between lease and non-lease components. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Group will adopt the standard in the first quarter of 2019, utilizing the optional transition method for adoption, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, including disclosure requirements, in the comparative periods presented in the year of adoption. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities. We are assessing the final impact of ASU 2016-02 on our consolidated financial statements but we expect that the adoption will result in recognition of approximately $41.0 million (before discounting impact) right-of-use asset and a roughly equal amount of operating lease liability as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations. The $41.0 million represents the total undiscounted future lease obligations at December 31, 2018 and the final impact will be discounted.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which modifies the goodwill impairment test and requires an entity to write down the carrying value of goodwill for the amount by which the carrying amount of a reporting unit exceeds its fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Group is currently evaluating the effect ASU 2017-04 will have on the consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Group is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements and related disclosures but does not expect it to have a material impact.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, further, an entity is permitted to early adopt any removed or modified disclosure requirements, and delay adoption of the additional disclosure. The Company is currently evaluating the effect ASU 2018-13 will have on the consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect ASU 2018-15 will have on the consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect ASU 2018-18 will have on the consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements or changes in accounting pronouncements that would be significant, or potentially significant, to the Group.

(e)Revenue recognition

The Group primarily derives revenue from contracts with customers, as follows:

•subscription-based licenses to Talend technologies, sold either directly or indirectly to customers; and

•related professional services revenue.

The Group accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018 using the modified retrospective method. The Group recognizes revenue when control over performance obligations transfers to customers, in amounts that reflect the consideration the Group expects to be entitled to in exchange for those services.

Subscriptions

Subscriptions for our on-premise licenses include both a right to use the underlying software and a right to receive technical support and fixes and updates to the software, on a when-and-if available basis, during the subscription term. The Group has concluded that the rights to use the software, which is recognized upon delivery of the license key, and to receive technical support and software fixes and updates, which is recognized over the term of the arrangement, are separate performance obligations. Subscriptions for our cloud-based offerings represent the right of access to our software as a service for which revenue is recognized ratably over the term of the arrangement. Subscriptions have a contractual term of one to three years and are generally billed annually in advance and are non-cancelable. For the fiscal years ended December 31, 2017 and 2018, new subscription sales had an average pre-billed duration of 1.3 and 1.1 years, respectively.

The Group sells subscriptions to customers either directly or indirectly through non-exclusive value-added channel partners and resellers (collectively, “resellers”). Resellers market, sell and provide the Group’s products and support services to end-users and the Group does not have the ability or the contractual right to establish pricing between resellers and end users. Revenue through resellers follows the same revenue recognition as applied for subscriptions and technical support and fixes and updates to software as discussed in the paragraph above.

Professional services

The Group offers professional services which include consulting and training and associated expenses. Consulting services include implementation support to our customers during subscription setup and consist of time-based arrangements for which the revenue is recognized as the services are rendered. Training revenue results from contracts to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provide educational services to customers and partners regarding the use of the Group technologies and is recognized as training is delivered.

Identification of the performance obligations in the contract

The Group has concluded that all performance obligations are distinct as follows:

•

The intellectual property (IP) rights and support and maintenance are distinct performance obligations as the Group does not provide a significant service of integrating the IP rights and support and maintenance into a bundle of goods or services that represent a combined output. Neither the IP rights nor the support and maintenance are significantly modified or customized by the other, and the IP rights and support and maintenance are not highly interdependent or highly interrelated. The Group would be able to fulfill its promise by transferring each of the IP rights and support and maintenance independently.

•

The updates provided as part of the support and maintenance included in the subscription are not critical to customers’ ability to continue to derive benefits from the IP in the absence of such updates. The subscription provides customers a right to use the Group’s IP as customers can direct the use of and obtain substantially all of the remaining benefits from a license at the point in time the license is granted.

Allocation of the transaction price to the performance obligations in the contract

As required by the standard, the Group allocates the transaction price to separate performance obligations on a relative standalone selling prices basis, and has determined (or estimated, as applicable) standalone selling prices as follows:

•

For performance obligations related to the right to use the software included in a subscription and right to receive support, fixes and updates to the software, on a when-and-if available basis, during the subscription term, the Group has developed a model to allocate the subscription price to these performance obligations as stand-alone selling prices are not directly observable. The subscription price is allocated in proportion to the costs incurred in generating such revenue, taking into consideration a margin rate deemed reflective of market conditions evolving over time. The model also takes into consideration the estimated technology useful life.

•	Professional services – based on prices charged when these services are sold on a standalone basis.

Revenue is recognized when, or as, the Group satisfies a performance obligation

•	Right to use the software included in a subscription – when the license key is delivered to the customer.

•

Right to receive support, fixes and updates to the software, on a when-and-if available basis is recognized ratably over the subscription term. The Group has concluded that support services are a stand-ready obligation to provide support to customers when-and-as needed throughout the support period. Promises to provide unspecified updates, upgrades and enhancements during the subscription term should similarly be viewed as stand-ready obligations given the historical frequency of maintenance releases provided to customers during the subscription term.

•	Professional services – as services are rendered.

•

Additionally, the Group occasionally enters into arrangements to embed its proprietary software or other generated code into a third-party application or service in exchange for sales- or usage-based royalties. As licensees do not generally report and pay royalties owed for sales/usage in any given quarter until after conclusion of that quarter, the Group recognizes royalty revenue based on estimates of licensees’ sales/usage in the quarter, with a booking each quarter and a royalty estimate true up recorded in the following quarter as a separate booking.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contracts with multiple performance obligations

The Group may enter into transactions that contain multiple performance obligations where a subscription and consulting and training services are sold together. For these contracts, the Group accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

The Group is able to determine reliably the standalone selling price of a consulting or training service component based on historical pricing for the component or a similar component that has been sold on a standalone basis. The transaction price allocated to each performance obligation is recognized as revenue when the services performance obligation is satisfied.

Contract acquisition costs

Contract acquisition costs consist of sales commissions earned by the Group’s sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. The majority of these costs are deferred and then amortized on a straight-line basis over a period of benefit that the Group has determined to be five years based on historical patterns of renewals and forecasted life of the Group’s licensed technology. Amortization expense is included in Sales and marketing expenses in the accompanying consolidated statements of operations.

Contract liabilities - deferred revenue

Deferred revenue predominantly consists of the portion of the subscription price allocated to support and maintenance services that will be recognized ratably over the remaining subscription term, and prepaid but unused consulting and training services.

Impact of adoption of ASC 606 on the Group’s financial statements

Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented under ASC 605. The Group has adopted ASC 606 on a modified retrospective method and the cumulative effect of the changes made to the Group’s consolidated January 1, 2018 statement of financial position for the adoption of ASC 606 were as follows (in thousands):

Consolidated Statement of Financial Position

	Balance at
	December 31, 2017	Adjustments due	Balance at
	under previous GAAP	to ASC 606	January 1, 2018
Assets
Contract acquisition costs	$—	$25,181	$25,181

Liabilities
Contract liabilities - deferred revenue	140,219	(12,159)	128,060

Equity
Accumulated losses	$(220,280)	$36,555	$(183,725)

The adoption adjustment above to accumulated loss contains a foreign currency translation adjustment amount of $228 thousand, related to prior period activity booked to the statement of operations but adjusted at January 1, 2018, while the adoption adjustment to accumulated loss on the consolidated statement of changes in equity (deficit) does not contain the foreign currency impact, both adjustments are presented net of tax of $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and consolidated statement of financial position was as follows (in thousands):

Consolidated Statement of Operations

	For the year ended December 31, 2018
		Balance Without
		Adoption of	Effect of Change
	As Reported	ASC 606	Higher/(Lower)
Revenue
Subscriptions	$174,887	$170,419	$4,468

Operating expenses
Sales and marketing	113,650	118,085	(4,435)

Income tax benefit	323	138	185
Net loss for the year	$(40,359)	$(49,447)	$9,088

Consolidated Statement of Financial Position

	As of December 31, 2018
			Effect of Change
			Higher/(Lower)
		Balance Without	Adoption impact	Impact of
		Adoption of	to opening balance	applying ASC 606
	As Reported	ASC 606	at January 1, 2018	for the period
Assets
Contract acquisition costs	$28,953	$—	$25,181	$3,772

Liabilities
Contract liabilities - deferred revenue	150,147	166,774	(12,159)	(4,468)

Equity
Accumulated losses	$(224,312)	$(211,420)	$36,555	$(49,447)

Disclosures Related to our Contracts with Customers

Sales commissions earned by the Group’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Group recognizes these incremental costs of obtaining a subscription contract with a customer if the Group expects the benefit of those costs to be longer than one year. The Group amortizes the majority of the incremental sales commission costs to obtain a subscription contract on a straight-line basis over a period of benefit that we have determined to be five years. The Group recognizes these sales commissions as contract acquisition costs on the statement of financial position.

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Group’s contracts with customers. The Group may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets would be recorded as contract assets rather than receivables when receipt of the consideration is conditional on something other than the passage of time.

Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current contract liabilities – deferred revenue in the statement of financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under ASC 606, contracts with customers are reflected in the consolidated balance sheets. The following table reflects the Group’s accounts receivables, contract acquisition costs and contract liabilities – deferred revenue (in thousands).

•

Accounts receivable, net represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts as part of current assets.

•	Contract assets – are unbilled revenue, represent timing difference between the satisfaction of performance obligations by the Group and the invoicing and collection of related amounts.
•	Contract acquisition costs include deferred sales commissions.
•

Contract liabilities – deferred revenue represents amounts received as consideration from the Group’s customers in advance of performance on a portion of the contract as of the end of the reporting period. Under ASC 606, this balance represents our contract liabilities.

	December 31, 2017	December 31, 2018
Assets
Accounts receivables, net	$57,129	$67,531
Contract assets - unbilled revenue	782	941
Contract acquisition costs - current	—	9,563
Contract acquisition costs - non-current	—	19,390
Total contract assets	$57,911	$97,424

Liabilities
Contract liabilities - deferred revenue - current	118,601	124,416
Contract liabilities - deferred revenue - non-current	21,618	25,731
Total contract liabilities	$140,219	$150,147

Significant changes in the contract acquisition costs and the contract liabilities balances during the period are as follows (in thousands):

	Contract assets -	Contract	Contract liabilities -
	unbilled revenue	acquisition costs	deferred revenue
Balances at January 1, 2018	$782	$25,181	$128,060
Transferred to receivable from unbilled revenue recognized at the beginning of the period	(628)
Increase due to new unbilled revenue	787
Additional contract acquisition costs deferred	—	12,692	—
Amortization of deferred contract acquisition costs	—	(8,920)	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	—	(105,038)
Increases due to invoicing prior to satisfaction of performance obligations, net of amounts recognized as revenue during the period	—	—	127,125
Balances at December 31, 2018	$941	$28,953	$150,147

As of December 31, 2018, $9.6 million of the Group’s contract acquisition costs are expected to be amortized within the next 12 months and therefore are included in current assets. The remaining amount of Group’s contract acquisition costs are included in non-current assets. There were no impairments of assets related to Group’s contract acquisition costs during the year-ended December 31, 2018.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. As of December 31, 2018, $182.2 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations for subscription contracts in the amount of approximately $133.4 million over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

next 12 months and approximately $48.8 million thereafter. Revenue from remaining performance obligations for professional services contracts as of December 31, 2018 was not material.

Disaggregation of Revenues

See Note 8 “Revenues by geographic region” for details regarding disclosures on the disaggregation of revenues.

(f)Business combinations

Business combinations are accounted for using the acquisition method whereby acquired companies are included in the consolidated financial statements from their acquisition date. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred to the Group and liabilities assumed by the Group.

If contingent consideration is identified in an acquisition, it is recorded at fair value determined on the acquisition date using a discounted cash flow model. Subsequently, contingent consideration that is classified as equity is not re-measured while other contingent consideration is re-measured to fair value at each reporting period with gains or losses recorded in profit and loss. The Group elects on a transaction-by-transaction basis whether to measure non-controlling interest at its fair value, or at its proportionate share of the recognized amount of the identifiable net assets, at the acquisition date.

Transaction costs, other than those associated with the issue of debt or equity securities, which are incurred by the Group in connection with a business combination are expensed as incurred and recorded in general and administrative expenses.

The Group measures goodwill as the consideration transferred plus the recognized amount of any non-controlling interest in the acquired entity, less the net recognized amount (generally fair value) of the identifiable assets acquired and liabilities assumed, all measured as of the acquisition date. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Goodwill is subsequently measured at cost less accumulated impairment losses. If the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred plus the amount of any non-controlling interests in the acquired entity, the excess is recognized in the consolidated statements of operations as a bargain purchase gain.

(g)Foreign currency

Functional and presentation currency

The functional currency for the Company is the Euro; however, these consolidated financial statements are presented in U.S. dollars, which is the Company's reporting currency. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its non-U.S. dollar functional currency foreign operations into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of such foreign operations into the U.S. dollar reporting currency at average exchange rates for the period. Accumulated translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive income (loss).

Foreign currency transactions

Transactions in foreign currencies are initially recorded by the Group entities at their respective functional currency spot rates at the date the transaction first qualifies for recognition. Monetary assets and liabilities denominated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. Foreign currency differences arising on translation are generally recognized in the consolidated statements of operations.

Long-term monetary assets held by the Company in a foreign subsidiary for which settlement is neither planned or anticipated to occur in the foreseeable future are a part of the entity’s net investment in a foreign operation. Accordingly, pursuant to ASC 830, exchange differences on these items are recorded in other comprehensive income until the investment’s disposal or disqualification.

Translation from functional to presentation currency

Assets and liabilities of the Company and its subsidiaries are translated from their functional currency into the U.S. dollar presentation currency at the rate of exchange prevailing at the reporting date and their statements of operations are translated at average exchange rates. The average rate is determined by taking the average of the month-end closing rates, unless such method results in a material distortion.

The exchange differences arising on translation to the presentation currency for consolidation are recognized in other comprehensive income (loss) and accumulated in the foreign currency translation reserve.

(h)Financial instruments

(i)Non-derivative financial assets

The Group has the following non-derivative financial assets: deposits, trade receivables and certain other receivables and cash and cash equivalents.

The Group initially recognizes non-derivative financial assets on the date that they are originated.

Loans and receivables

Loans and receivables are financial assets with fixed or determinable payments that are not quoted in an active market. Such assets are recognized initially at fair value plus any directly attributable transaction costs. Subsequent to initial recognition, loans and receivables are measured at amortized cost using the effective interest method, less any impairment losses.

A valuation allowance for trade receivables is recognized if the recoverable amount is less than the carrying amount.

Loans and receivables comprise deposits, trade receivables and certain other receivables.

Cash and cash equivalents

Cash and cash equivalents comprised of cash at banks and highly liquid deposits with original maturities of less than three months that are readily convertible into a known amount of cash and are subject to insignificant risk of changes in value.

(ii)Non-derivative financial liabilities

The Group has the following non-derivative financial liabilities: borrowings and trade and other payables. The Group initially recognizes non-derivative financial liabilities on the date that they are originated. Such financial liabilities are recognized initially at fair value less any directly attributable transaction costs. Subsequent to initial recognition these financial liabilities are measured at amortized cost using the effective interest method.

Advances for research and development projects are obtained by BPI France and are reimbursable should the project be successful (see Note 15). These interest free rate advances are initially accounted for a fair value by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounting future cash flows at a market interest rate. Subsequent to initial recognition, they are measured at amortized cost using the effective interest method.

The Group derecognizes a financial liability when its contractual obligations are discharged or cancelled or expire. The difference between the carrying amount of the financial liability derecognized and the consideration paid and payable is recognized in the consolidated statements of operations.

(i)Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with financial institutions that management believes are financially sound and have minimal credit risk exposure although the balances will exceed insured limits. The Company generally does not require collateral or other security in support of accounts receivable.  Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. Actual credit losses may differ from the Company's estimates. As of December 31, 2018, no customer represented 10% or more of the Company's gross accounts receivable.

(j)Share capital

Preferred shares

The Company’s preferred shares were classified as equity as they were non-redeemable, convertible into a fixed number of ordinary shares, and any dividends were discretionary. Dividends thereon are recognized as distributions within equity upon approval by the Company’s shareholders.

All preferred shares were converted into ordinary shares upon the closing of the Company’s IPO in August 2016.

Ordinary shares

Ordinary shares are classified as equity.

(k)Property and equipment

Property and equipment are stated at net of accumulated depreciation. Historical cost includes expenditures directly attributable to the acquisition of the assets. Purchased software that is an integral part of the functionality of the related equipment is capitalized as part of that equipment. Depreciation is recognized in the consolidated statements of operations on a straight-line basis over the estimated useful lives of the assets, or in the case of leasehold improvements and certain leased equipment, over the lease term if shorter, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset.

The estimated useful lives for each asset class are as follows:

•leasehold improvements: remainder of lease term

•computer equipment: 3 years

•fixtures and fittings: 3 to 10 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l)Goodwill, intangible assets and impairment assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired and is evaluated annually, in the fourth quarter, for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting the annual goodwill impairment assessment, the Group first assesses qualitative factors, to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any.

Intangible assets include acquired customer relationships and acquired developed technology. Intangibles acquired through a business combination are recognized separately from goodwill, initially at fair value on the acquisition date. Subsequent to initial recognition, intangible assets acquired in a business combination are reported at cost less accumulated amortization and accumulated impairment losses, on the same basis as intangible assets acquired separately. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairments of goodwill or intangible assets during the years ended December 31, 2016 , 2017 or 2018.

The useful lives of intangible assets are assessed to be either finite or indefinite. All of our intangible assets have finite useful lives and amortization is recognized in the consolidated statements of operations on a straight-line basis over the estimated useful lives of intangible assets, from the date that they are available for use, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset. The amortization expense on intangible assets with finite lives is recognized in the consolidated statements of operations in the expense category, consistent with the function of the intangible asset.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	2	years
Acquired developed technology	5	years

Amortization methods, useful lives and residual values are reviewed at each year end and adjusted if appropriate.

(m)Employee benefits plans

Defined contribution plan

A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in the consolidated statements of operations in the periods during which services are rendered by employees. For the fiscal years ended December 31, 2016, 2017 and 2018, the Group made contributions of $1.7 million, $2.2 million and $3.0 million to various contribution plans.

Share-based payments

Employees, executives and board members of the Group receive remuneration in the form of share-based payments, whereby they render services as consideration for equity instruments which are considered equity-settled transactions. The cost of equity-settled transactions are recognized, together with a corresponding increase in equity, by reference to the fair value determined at the grant date of the share-based awards, over the period in which the performance and/or service conditions are fulfilled, ending on the date on which the beneficiary becomes fully entitled to the award (the "vesting date"). The cumulative expense recognized for equity-settled transactions at each reporting date until the vesting date reflects the extent to which the vesting period has lapsed and the Group's best estimate of the number of equity instruments that will ultimately vest. Share-based awards are expensed based on a graded vesting method, over the vesting period as the awards vest in tranches over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Determining the fair value of the share-based awards at the grant date requires judgment. The Company calculated the fair value of each option award on the grant date using a Black-Scholes option pricing model. The Black-Scholes model requires the estimation of a number of variables, including, the expected volatility, expected term, risk-free interest rate and dividend yield.

The estimation of share awards that will ultimately vest requires judgment, especially awards with non-market performance conditions, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. Actual results, and future changes in estimates, may differ substantially from current estimates.

If an equity-settled award is cancelled, as a result of forfeiture when the vesting conditions are not satisfied, it is treated as if it had been forfeited on the date of cancellation, and any expense previously recognized for unvested shares is immediately reversed.

(n)Government assistance

The Research Tax Credit (Crédit d'Impôt Recherche, or "CIR") is a French tax incentive to stimulate research and development conducted in France. Entities that demonstrate that their research expenditures meet the required CIR criteria are able to offset the income tax to be paid. If taxes due are not sufficient to cover the full amount of tax credit at the end of the three year period, the difference is repaid in cash to the entity by the authorities. The CIR is calculated based on the claimed volume of eligible research and development expenditures.

(o)Other income and expense

Other income and expense mainly include:

•interest income recognized in the consolidated statements of operations, using the effective interest method;

•Interest expense on borrowings that are recognized in the consolidated statements of operations, using the effective interest method; and

•net foreign exchange gains and losses.

(p)Income tax

Income tax expense comprises current income tax and deferred tax. The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that will be in effect for the years in which those tax assets and liabilities are expected to be realized or settled. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. All deferred income taxes are classified as long-term in our consolidated balance sheets.

(q)Software development costs

The Group expenses software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

The Group may in the future capitalize certain development costs incurred in connection with internal use software. Any costs incurred in the preliminary stages of development would be expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, could be capitalized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance costs are expensed as incurred. The Group has assessed the conditions for recognition of an internally generated asset from software development activities and concluded that up to now all criteria were not fulfilled; therefore, no research and development costs have been capitalized.

(r)Advertising costs

Advertising costs are expensed as incurred and are classified as sales and marketing expense. The Group has incurred advertising expense of $0.1 million during the year ended December 31, 2018 and less than $0.1 million for both the years ended December 31, 2016 and 2017.

(s)Off-balance sheet arrangements

The Company has no off-balance sheet arrangements other than those disclosed as operating leases in Note 19, "Commitments and Contingencies".

3.Fair value measurement

The Group reports assets and liabilities recorded at fair value on the Group’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of judgement associated with the inputs to the valuation of these assets or liabilities

•Level 1: observable quoted prices (unadjusted) in active markets for identical financial assets or liabilities.

•Level 2: inputs other than quoted prices (other than level 1) in active markets, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•Level 3: unobservable inputs that are supported by little or no market data, and may require significant management judgment or estimation.

The fair value measurement level within the fair value hierarchy for a particular asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial instruments not measured at fair value on the Company's consolidated statement of financial position, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivables and certain other receivables, deposits, accounts and certain other payables and debt.

For cash and cash equivalents, accounts receivables and certain other receivables, accounts and certain other payables, their fair value is deemed to approximate their carrying amount due to the short-term nature of these balances and are categorized as Level 1.

For deposits, as they are not significant, the difference between their fair value and their carrying amount is not deemed significant.

For debt, their fair value was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt.

There has been no transfer between levels of the fair value hierarchy during the years ended December 31, 2017 or 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.Cash and cash equivalents and other assets and liabilities

Cash and cash equivalents

Cash and cash equivalents consisted of the following (in thousands):

	As of December 31,
	2017	2018
Cash at banks	$36,099	$32,437
Cash equivalents	50,925	1,303
Total cash and cash equivalents	$87,024	$33,740

At December 31, 2018, cash equivalents consist of money market securities. At December 31, 2018, the total cash and cash equivalents denominated in currencies other than the U.S. Dollar amount to $27.7 million, including $10.6 million denominated in Euros.

Other current and non-current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2017	2018
Royalties	$747	$1,464
Software subscriptions	1,699	2,067
Research tax credit	1,023	612
Unbilled revenue	782	941
Prepaid rent	27	149
Prepaid insurance	477	568
Prepaid sales and marketing events	504	1,996
Other assets	3,052	2,028
Total other current assets	$8,311	$9,825

Other assets primarily relate to loans and advances to employees and various deposits.

Other non-current assets consisted of the following (in thousands):

	As of December 31,
	2017	2018
Research tax credit	$2,002	$2,214
Deposits	845	793
Royalties	197	587
Other non-current assets	93	67
Total other non-current assets	$3,137	$3,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2018
Accrued compensation and benefits	$14,670	$21,343
VAT payable	4,873	5,051
Other taxes	455	698
Contingent liabilities	1,145	408
Other current liabilities	6,361	8,975
Accrued expenses and other liabilities	$27,504	$36,475

The contingent liabilities include severance provisions and estimated legal expenses for disputes with former employees.  Other current liabilities primarily relate to accrued expenses incurred in the ordinary course of business.

5.Property and equipment

The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2017	2018
Computer equipment and software	$5,313	$6,778
Fixtures and fittings	1,227	1,925
Leashold improvements	2,584	4,823
Property and equipment, gross	9,124	13,526
Less: accumulated depreciation and amortization	(5,651)	(7,191)
Property and equipment, net	$3,473	$6,335

Depreciation expense related to property and equipment during the years ended December 31, 2016, 2017 and 2018 was $1.2 million, $1.5 million and $2.0 million, respectively

6.Goodwill and intangible assets

Goodwill

Goodwill consisted of the following (in thousands):

Balance at January 1, 2017	$2,912
Additions from acquisitions	2,876
Effect of change in exchange rates	408
Balance at December 31, 2017	6,196
Additions from acquisitions	43,435
Effect of change in exchange rates	28
Balance at December 31, 2018	$49,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets

Intangible assets as of December 31, 2018 included the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,009	$(1,984)	$3,025	2 years
Developed technology	20,087	(3,692)	16,395	5 years
Total	$25,096	$(5,676)	$19,420

Intangible assets as of December 31, 2017, included the following (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net	Weighted Average Remaining Useful Life
Customer relationships	$1,793	$(1,427)	$366	1 years
Developed technology	9,114	(2,012)	7,102	4 years
IPR&D technology	1,003	(943)	60	1 year
Total	$11,910	$(4,382)	$7,528

7.Revenues by geographic region

Disaggregation of Revenue

We sell our subscription contracts and related services in several primary geographical markets. The following table sets forth the Group's total revenue by region for the periods indicated. The revenues by geographic region were determined based on the country where the sale took place.

	Year Ended December 31,
	2016	2017	2018
	(in thousands)
Americas	$47,188	$70,671	$93,186
EMEA	55,422	71,015	96,806
Asia Pacific	3,374	6,909	14,331
	$105,984	$148,595	$204,323

Revenues from the Company’s country of domicile, based on sales that took place in France, totaled $20.1 million, $25.1 million and $33.6 million for the years ended December 31, 2016, 2017 and 2018, respectively.

8.Income tax

The following table presents domestic and foreign components loss before income tax expense (in thousands):

	Year Ended December 31,
	2016	2017	2018
France	$(14,435)	$(18,811)	$(9,450)
International	(9,745)	(12,073)	(31,232)
Loss before income tax expense	$(24,180)	$(30,884)	$(40,682)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the (provision) benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Current:
France	$—	$—	$—
International	(63)	(324)	(311)
Total current	(63)	(324)	(311)
Deferred:
France	—	—	—
International	—	—	634
Total deferred	—	—	634
Income tax (expense) benefit	$(63)	$(324)	$323

The following table provides a reconciliation of the income tax expense calculated at the French statutory tax rate to the income tax expense (in thousands).

	Year Ended December 31,
	2016	2017	2018
Loss before income tax expense	$(24,180)	$(30,884)	$(40,682)
Expected tax benefit at France’s statutory income tax rate of 33.33% plus 1.1% surcharge in fiscal 2016 and 2017 and 33.33% in fiscal 2018	8,325	10,633	13,559
Effect of different tax rates of subsidiaries operating in countries other than France	(105)	2,154	(3,237)
Non-deductible expenses	(428)	231	(1,714)
Effective change in tax rates	(6,428)	(13,056)	(319)
Share-based compensation	(688)	1,741	(851)
Change in valuation allowance	(802)	(2,261)	(7,842)
Other items, net	63	234	727
Income tax (expense) benefit	$(63)	$(324)	$323

The components of deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended December 31,
	2017	2018
Deferred tax assets:
Accruals and reserves	$2,624	$1,072
Net operating loss carryforwards	52,279	59,793
Share-based compensation	1,017	2,702
Other	980	2,316
Total deferred tax assets	56,900	65,883
Less: valuation allowance	(54,796)	(53,158)
Net deferred tax assets	2,104	12,725
Deferred tax liability:
Intangibles	(2,104)	(6,032)
Deferred revenue	—	(132)
Deferred compensation	—	(7,031)
Total deferred tax liabilities	(2,104)	(13,195)
Total net deferred tax assets (liabilities)	$—	$(470)

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is more likely than not that its France and international deferred tax assets will not be realized as of December 31, 2018. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance decreased by $1.6 million for the year ended December 31, 2018. The decrease in valuation allowance for 2018 is primarily related to the deferred tax liabilities recognized related to the intangibles from the Stitch acquisition (recognized through goodwill) and the adoption of ASC 606 (recognized through equity), which were offset by an increase in deferred tax assets related to net operating loss carryovers.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company considers all available positive and negative evidence, including earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance will be made, which would reduce the provision for income taxes.

As of December 31, 2018, the Company had net operating loss carryforwards for French income tax return purposes of approximately $150.5 million, which can be carried forward indefinitely. The Company had net operating loss carryforwards for U.S. federal income tax return purposes of approximately $43.0. million, which expire at various dates beginning in the year 2028, if not utilized. The Company also had net operating loss carryforwards for U.S. federal income tax return purposes of approximately $13.0 million, which can be carried forward indefinitely. The Company had net operating loss carryforwards of approximately $27.0 million for California income tax return purposes, which expire at various dates beginning in the year 2028, if not utilized, and approximately $35.9 million for other U.S. state income tax return purposes which expire at various dates beginning in the year 2022, if not utilized. The Company had net operating loss carryforwards of approximately $21.7 million for foreign income tax return purposes, which can be carried forward indefinitely and approximately $1.6 million for foreign income tax return purposes, which expire at various dates beginning in the year 2020, if not utilized.

As of December 31, 2018, the Company had research and development credit carryforwards for U.S. federal income tax return purposes of approximately $1.1 million, which expire at various dates beginning in the year 2030, if not utilized. The Company had research and development credit carryforwards for U.S. state income tax return purposes of approximately $0.7 million, which can be carried forward indefinitely

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of December 31, 2018, the Company had approximately $1.1 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2018
Unrecognized tax benefits balance at beginning of year	$125	$566
Gross increase for tax positions of prior year	—	—
Gross decrease for tax positions of prior year	—	—
Gross increase for tax positions of current year	441	518
Settlements	—	—
Gross unrecognized tax benefits at year end	$566	$1,084

If the $1.1 million of unrecognized tax benefits as of December 31, 2018 is recognized, it would not decrease the effective tax rate in the period in which each of the benefits is recognized because the entire amount would be offset by the reversal of related deferred tax assets, which has a valuation allowance in place.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, penalties and interest were immaterial.

The Company files income tax returns in France as well as many foreign jurisdictions. The tax years 2005 to 2018 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

The Company is subject to the continuous examination of income tax returns by various worldwide taxing authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and does not anticipate a significant impact to the gross unrecognized tax benefits within the next 12 months related to these years.

9.Accounts receivables

The Group's accounts receivables consisted of the following (in thousands):

	As of December 31,
	2017	2018
Accounts receivables	$58,538	$69,413
Less: Allowance for doubtful accounts	(1,409)	(1,882)
Accounts receivable, net	$57,129	$67,531

The movements in the allowance for doubtful accounts of receivables were as follows (in thousands):

	As of December 31,
	2016	2017	2018
Balance at beginning of year	$503	$664	$1,409
Charge for the year	173	674	517
Write-off of receivable	—	—	—
Effect of change in exchange rates	(12)	71	(44)
Allowance for doubtful accounts	$664	$1,409	$1,882

As of December 31, 2017 and 2018, the aging analysis of net trade receivables that were not impaired is as follows (in thousands):

		Neither past due
	Total	nor impaired	Past due but not impaired
			< 30 days	30 - 90 days	> 90 days
At December 31, 2018	67,531	59,951	4,829	2,543	208
At December 31, 2017	57,129	52,096	3,926	972	135

At December 31, 2017 and 2018 the past due balances totaled 9% and 11%, respectively, of the total net trade receivable (net of allowance for doubtful accounts). The related balances are not considered to be impaired.

10. Business combinations

Acquisition of Stitch, Inc.

On November 9, 2018, the Talend, Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Stitch Inc.,  (“Stitch”), a leading cloud-based service to seamlessly load data to cloud data warehouses, for a cash payment of $59.5 million. Talend, Inc, also recognized transaction costs of approximately $0.7 million , which is included in general and administrative expense in its consolidated statements of operations for the year ended December 31, 2018. Stitch’s self-service solution for efficiently moving data from cloud applications into cloud data warehouses and the Group’s low-touch sales strategy further enhances the Group’s alignment with cloud platforms such as Microsoft Azure, Amazon AWS and Snowflake. In addition, the acquisition of Stitch further addresses the growing demand from data engineers and analyst for self-service cloud data integration solutions. The Group has included the financial results of Stitch in its consolidated financial statements from the date of acquisition, which have not been material to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated provisional fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Cash	$1,625
Acquired developed technology	11,400
Customer relationships	3,300
Goodwill	43,435
Other assets, net	143
Deferred revenue	(410)
Total consideration transferred	$59,493

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce and expanded market share within the data integration industry, which is moving towards cloud data warehouses. The goodwill balance is not deductible for income tax purposes. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets were based on management’s estimates and assumptions.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life (Years)
Developed technology	$11,400	5
Customer relationships	3,300	2
Total intangible assets subject to amortization	$14,700

The following unaudited pro forma consolidated financial information presents the results of operations of the Group (in thousands, except per share amounts) as if the acquisition of Stitch had occurred at the beginning of fiscal 2017, after giving effect to certain purchase accounting adjustments. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2017.

	Year Ended December 31,
	2017	2018

Total revenue	$150,008	$207,048
Net loss	$(41,675)	$(47,442)
Basic and diluted net loss per share	$1.44	$1.59

Acquisition of Restlet SAS

On November 8, 2017, the Company acquired all of the outstanding shares of Restlet SAS (“Restlet”), a cloud-based Application Programming Interface (“API”) design and testing platform, for a purchase price of €8.6 million ($10.2 million) consisting of cash and the fair value of debt assumed. The Company acquired Restlet’s Web API to complement its existing ability to integrate, transform, govern, and share enterprise data. With the Restlet platform, the Company makes it easier for customers to take an API-first design approach to monetizing and securely sharing information in real-time with clients and business partners. The Group has included the financial results of Restlet in its consolidated financial statements from the date of acquisition.

The total purchase price consideration for Restlet of €8.6 million ($10.2 million), consisted of €7.7 million ($9.0 million) in cash and €1.0 million ($1.2 million) for the fair value of debt assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Fair Value
Other current assets	$55
Property and equipment, net	32
Intangible assets	7,535
Goodwill	2,876
Trade and other payables	(299)
Deferred revenue	(28)
Net assets acquired	$10,171
Net debt assumed	(1,188)
Total consideration transferred [1]	$8,983

1 The difference between the cash flow statement amount for cash consideration for business acquisitions of $9.2 million and the total consideration transferred per the table of $9.0 million, is due to applying different foreign currency rates at the time of payment versus when the initial balance sheet amounts were recorded on Talend’s books.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is primarily attributed to the assembled workforce and expanded market opportunities when integrating Restlet’s API platform into Group’s platforms. The goodwill balance is not deductible for income tax purposes. The fair values assigned to tangible assets acquired, liabilities assumed and identifiable intangible assets were based on management’s estimates and assumptions.

The deferred tax liabilities that would be established, primarily resulting from the difference in the book basis and tax basis related to the identifiable intangible assets, is fully offset by the deferred tax assets on existing net operating losses.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life (Years)
Developed technology	$7,319	5
Customer relationships	216	1
Total intangible assets subject to amortization	$7,535

11.1-for-8 reverse share split

On June 1, 2016, our shareholders approved a 1-for-8 reverse split of our outstanding shares. Under French law, the reverse share split is effective on June 18, 2016. Share-related disclosures, including nominal values, subscription prices per share, number of ordinary shares and preferred shares, and net earnings (loss) per share calculations and share-based compensation disclosures in Note 13, have been adjusted to reflect the 1-for-8 reverse share split up to June 18, 2016. The Company has rounded down for any fractional shares.

12.Share capital and reserves

(a)Movements in the periods presented

Ordinary and preferred share data as well as nominal value and subscription prices per share included in these financial statements have been adjusted to reflect the 1-for-8 reverse share split that is effective on June 18, 2016. The Company has rounded down for any fractional shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents (in thousands) the movement in ordinary shares and non-redeemable convertible preferred shares:

				Preferred			Preferred
		Preferred	Preferred	Shares	Preferred	Preferred	Shares	Preferred	Preferred	Preferred	Total
	Ordinary	Shares	Shares	Series C	Shares	Shares	Series E	Shares	Shares	Shares	Preferred
	Shares	Series B	Series C	Prime	Series D	Series E	Prime	Series F	Series G	Series H	Shares
Balance at January 1, 2016	3,905	1,365	1,375	463	3,409	1,660	254	6,808	1,542	1,856	18,732
Issue of shares from initial public offering	5,707	—	—	—	—	—	—	—	—	—	—
Conversion of preferred shares to ordinary at closing of IPO	18,732	(1,365)	(1,375)	(463)	(3,409)	(1,660)	(254)	(6,808)	(1,542)	(1,856)	(18,732)
Exercise of stock awards	213	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2016	28,557	—	—	—	—	—	—	—	—	—	—
Exercise of stock awards	883	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2017	29,440	—	—	—	—	—	—	—	—	—	—
Exercise of stock awards	576	—	—	—	—	—	—	—	—	—	—
Shares issued from restricted stock unit vesting	92	—	—	—	—	—	—	—	—	—	—
Issuance of ordinary shares in connection with employee stock purchase plan	50	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2018	30,158	—	—	—	—	—	—	—	—	—	—

At December 31, 2018, there were 30,158,374 ordinary shares outstanding, each with a nominal value of €0.08.

In 2016, 2017 and 2018, the Company's board of directors acknowledged increases in share capital as a result of the issuance of 212,775,  882,614, and 576,901 ordinary shares, respectively, upon the exercise of share options, employee warrants (BSPCE) and warrants (BSA) classified as share-based payments (See Note 13), representing a total proceeds to the Company €0.8 million for 2016, €5.6 million for 2017, and €5.7 million for 2018 (share premium included). In 2018, the Company’s board of directors also acknowledged increases in share capital as a result of restricted stock units vesting and employee stock purchase plan of 92,228 and 49,478 ordinary shares, respectively.

On August 3, 2016, the Company completed its IPO in which it issued and sold 5.7 million ADSs, each representing one of the Company’s ordinary shares, including 456,852 additional ADSs pursuant to an option granted to the underwriters at a public offering price of $18.00 per share. Upon the closing of the Company’s IPO, all then-outstanding preferred shares were converted into 18,732,413 ordinary shares based on a ratio of 1-for-1. Each holder of ordinary shares is entitled to one vote per ordinary share.

On March 16, 2017, the Company closed a follow-on public offering of 3,783,111 ordinary shares sold by existing shareholders, including 493,449 shares sold upon full exercise of the underwriters’ option to purchase additional ordinary shares, at a price to the public of $28.50 per share. The Company did not receive any proceeds from the sale of the ordinary shares. The offering expenses incurred by the Company were $0.7 million and are recorded as general and administrative expenses.

On November 17, 2017, the Company closed a follow-on public offering of 2,750,000 ordinary shares sold by existing shareholders at a price to the public of $40.00 per share. The company did not receive any proceeds from the sale of the ordinary shares. The offering expenses incurred by the Company were $0.7 million and recorded as general and administrative expense.

On March 8, 2018, the Company closed a follow-on public offering of 3,916,474 ordinary shares sold by existing shareholders, at a price to the public of $48.60 per share. The Company did not receive any proceeds from the sale of these ordinary shares. The offering expenses incurred by the Company were $0.3 million and are recorded as general and administrative expenses.

(b)Ordinary shares

Shares have a nominal value of €0.08. Each ordinary share is entitled to one vote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)Other reserves

French law requires that the holders of warrants be protected against an increase in the cost of the nominal value of the Company’s shares. A specific non-distributable reserve was set up for this purpose in June 2011 and can be used only on exercise of the warrants outstanding at that date. This reserve must remain outstanding until the last related warrant has expired. In compliance with French law, should the related warrants be exercised, the holder would pay the exercise price agreed at grant date and the balance would be borne by the Company. Upon the closing of the IPO, the rights under the non-distributable reserve were cancelled and the reserve balance of $8.4 million was transferred from “other reserves” to “share premium” at that date.

In 2018, the Company’s board of directors, acting upon delegation of the shareholders' meeting held on June 6, 2017, granted restricted stock units or free shares (actions gratuites, under French law), to employees and officers of the Group. The Company created a specific restricted reserve account in connection with the issuance of granted restricted stock units or free shares equal to €120,930. Upon vesting of each of the restricted stock units or frees share pursuant to the 2016 Free Share Plan, a new share of the Company will be issued to the relevant beneficiary and, simultaneously, an amount equal to €0.08 euro will be withdrawn from the above reserve to increase the share capital of the Company.

(d)Preferred shares

Preferred shares were created and issued with each financing round prior to the Company’s IPO. The primary preference elements for the various series of preferred shares related to their liquidation preference in the event of sale or liquidation of the Company. As discussed above, at the closing of the IPO, all outstanding preferred shares were converted to ordinary shares and there are no preferred shares outstanding at December 31, 2016.

13.Share-based payment plans

The board of directors adopted the 2017 Stock Option Plan, or the 2017 Plan, the 2016 Stock Option Plan, the 2015 Stock Option Plan, the 2014 Stock Option Plan, the 2013 Stock Option Plan, the 2012 Stock Option Plan, the 2011 Stock Option Plan and the 2010 Stock Option Plan (collectively, the “Stock Option Plans”). The Company grants all future stock option and employee warrants (BSPCE) under the 2017 Plan, which was adopted by the Company’s board of directors on April 20, 2017 and approved by its shareholders at a meeting held on June 6, 2017.

The board of directors adopted the 2017-02 Free Share Plan and the 2016 Free Share Plan (collectively, the “Free Share Plans”). The Company grants all future Restricted Stock Units (RSU) under the 2017-02 Free Share Plan, which was adopted by the Company’s board of directors on March 2, 2018, under the delegation approved by its shareholders at a meeting held on June 6, 2017.

In June 2016, the Company effected a 1-for-8 reverse split of its outstanding shares. No fractional shares were issued in connection with the reverse share split. All share and per share amounts, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the reverse share split. Further, stock options, employee warrants (BSCPE) and BSA warrants and exercise prices of stock options and warrants relating to grants prior to June 2016, have been retroactively adjusted in these consolidated financial statements for all periods presented to reflect the reverse share split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the number of stock options and warrants outstanding:

	Number of	Number of employee	Number of
	stock options	BSPCE warrants	BSA warrants
Balance at January 1, 2016	2,099	492	41
Granted during the year	977	130	56
Exercised during the year	(121)	(51)	(41)
Forfeited during the year	(126)	(25)	—
Balance at December 31, 2016	2,828	547	56
Granted during the year	203	41	32
Exercised during the year	(661)	(222)	—
Forfeited during the year	(88)	(23)	—
Balance at December 31, 2017	2,282	343	88
Granted during the period	2	—	53
Exercised during the period	(458)	(108)	(10)
Forfeited during the period	(119)	(5)	—
Balance at December 31, 2018	1,707	229	131

At December 31, 2017 and 2018, there were a total number of stock options, employee warrants (BSPCE) and warrants (BSA) available for grant under the Company's share pool reserve of 1,698,735 and 1,721,294 options, respectively.

In general, vesting of stock options and warrants occurs over four years, with 25% on the one year anniversary of the grant and 1/16th on a quarterly basis thereafter. Options have a contractual life of ten years. Individuals must continue to provide services to the Group in order to vest. Upon termination, all unvested options are forfeited and vested options must generally be exercised within three months. All expenses related to these plans have been recorded in the consolidated statements of operations in the same line items as the related employee's cash-based compensation.

(a)Stock options

The board of directors has approved Stock Option Plans for the granting of stock options to employees outside of France. The terms of the Stock Option Plans are substantially the same and at this time new share option grants may only be made pursuant to the 2017 Plan. Stock options may be granted to any individual employed by the Group.

In addition, under French law, the maximum number of shares issuable upon exercise of outstanding employee stock options may not exceed one-third of the outstanding share capital on a non-diluted basis as at the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity and related weighted-average exercise prices ("WAEP") and weighted-average remaining contractual term (“WACT”) under all of the plans at December 31, 2018 are presented in the following table (in thousands, except exercise price per option):

	Number of stock options outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance at January 1, 2016	2,099	$6.80	8.0	$6,313
Granted	977	15.39
Exercised	(121)	4.61
Forfeited	(126)	11.06
Balance at December 31, 2016	2,828	$9.55	7.8	$35,757
Granted	203	29.41
Exercised	(661)	8.69
Forfeited	(88)	17.08
Balance at December 31, 2017	2,282	$12.94	7.2	$59,983
Granted	2	34.25
Exercised	(458)	11.66
Forfeited	(119)	20.83
Balance at December 31, 2018	1,707	$11.95	6.3	$42,769
Vested and expected to vest at December 31, 2018	1,607	$11.53	6.2	$40,880
Exercisable at December 31, 2018	1,219	$9.42	5.8	$33,587

The total intrinsic values of stock options exercised during the years ended December 31 ,2016, 2017 and 2018 were $1.9 million, $11.9 million and $12.4 million, respectively.

(b)Employee warrants (BSPCE)

The board of directors has been authorized by the shareholders' general meeting to grant BSPCE (“bons de souscription de parts de créateur d'entreprise or employee warrants”) to employees who are French tax residents as they carry favorable tax and social security treatment for French tax residents. Employee warrants (BSPCE) are a specific type of option to acquire ordinary shares available to qualifying companies in France that meet certain criteria. Otherwise, employee warrants (BSPCE) function in the same manner as share options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of employee warrants (BSPCE) activity and related weighted-average exercise prices ("WAEP") and weighted-average remaining contractual term (“WACT”) under all of the plans at December 31, 2018 are presented in the following table (in thousands, except exercise price per warrant):

	Number of employee warrants outstanding	WAEP per warrant	WACT (in years)	Aggregate intrinsic value
Balance at January 1, 2016	492	$5.60	6.6	$2,041
Granted	130	15.42
Exercised	(51)	2.06
Forfeited	(25)	10.28
Balance at December 31, 2016	547	$7.99	6.6	$7,771
Granted	41	33.04
Exercised	(222)	4.75
Forfeited	(23)	15.03
Balance at December 31, 2017	343	$14.41	7.2	$7,910
Granted	—	—
Exercised	(108)	9.41
Forfeited	(5)	9.17
Balance at December 31, 2018	229	$15.49	6.7	$4,922
Vested and expected to vest at December 31, 2018	208	$15.21	6.7	$4,544
Exercisable at December 31, 2018	162	$13.10	6.3	$3,865

The total intrinsic values of employee warrants (BSPCE) exercised during the years ended December 31 ,2016, 2017 and 2018 were $1.2 million, $4.5 million and $3.9 million, respectively.

(c)Restricted Stock Units

For the first time, in the second quarter of 2017, the Company granted restricted stock units (“RSU”) to certain employees and officers under the 2016 Plan. Restricted stock units vest upon either a performance-based or only a service-based criteria.

Performance-based RSU’s vest based on the satisfaction of specific non-market performance criteria and a four-year service period. At each vesting date, the holder of the award is issued shares of the Company’s ordinary shares. Compensation expense from these awards is equal to the fair market value of the Company’s ordinary shares on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant's performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified non-market performance criteria, which are assessed at each reporting period. Performance-based RSUs are typically granted such that they vest upon the achievement of certain software subscription sales targets, during a specified performance period and the completion of a four year service period.

In general, service-based RSU’s vest over a four-year period, with 25% on the one year anniversary of the grant and equal quarterly installments thereafter.

In the first quarter of 2018, the Company’s compensation committee modified the terms of the performance-based RSUs that were granted in the second quarter of 2017. Based on the modification accounting guidance, as the new terms laid out by the Company’s compensation committee changed the vesting conditions of the awards, the share-based compensation expense was recognized beginning in the first quarter of 2018. These modification to these performance-based RSUs are reflected in the first quarter of 2018 in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2018, the Company granted a total of 107,330 performance-based RSU’s, with a grant date fair value of $50.03 per share, to certain executive officers. Performance-based RSUs are typically granted such that they vest upon the achievement of certain software subscription sales targets, during a specified one-year performance period and the completion of a four-year service period. In the first quarter of 2018, the Company granted a total of 180,634 service-based RSUs, with a weighted-average grant date fair value of $43.25 per RSU, to certain employees and executive officers.

In the second quarter of 2018, the Company granted a total of 389,265 service-based RSUs, with a grant date fair value of $48.81 per RSU, to certain employees and executive officers.

In the third quarter of 2018, the Company granted a total of 116,100 service-based RSUs, with a grant date fair value of $60.86 per RSU, to certain employees and executive officers.

In the fourth quarter of 2018, the Company granted a total of 151,390 service-based RSUs, with a grant date fair value of $61.95 per RSU, to certain employees and executive officers.

A summary of performance and service based RSU activity and related weighted-average grant date fair value  and weighted-average remaining contractual term (“WACT”) under all of the plans at December 31, 2018 are presented in the following table (in thousands, except grant date fair):

	Number of service-	Number of performance-	Weighted-average
	based RSUs	based RSUs	grant date fair value
Balance at January 1, 2017	—	—	$—
Granted	523	279	36.73
Vested and released	—	—	—
Withheld for taxes	—	—	—
Forfeited	(14)	(279)	34.05
Balance at December 31, 2017	509	—	$33.10
Granted	838	354	48.00
Vested and released	(51)	(41)	34.53
Withheld for taxes	—	—	—
Forfeited	(86)	(12)	38.46
Balance at December 31, 2018	1,210	301	$44.90
Expected to vest at December 31, 2018	730	103	$43.69

The tax benefits realized by the Company in connection with vested and released restricted stock units for the years-ended December 31, 2017 and 2018, was zero and $2.8 million, respectively.

(d)Warrants (BSA)

The Company's board of directors has granted warrants (otherwise known as “bons de souscription d'actions” or “warrants (BSA)”) to Company directors. In addition to any exercise price payable by a holder upon the exercise of any warrants (BSA), pursuant to the relevant shareholders' delegation to the board, such warrants need to be subscribed for at a price at least equal to 5% of the exercise price which represents the fair market value of the underlying ordinary shares at grant date.

In the first quarter of 2017, the Company’s board of directors granted 5,058 warrants (BSA), with an exercise price of $22.99 and grant date fair value of $9.43 per warrant. The warrants (BSA) vest from the date of grant to June 6, 2017 shareholder meeting. At December 31, 2018, 5,058 warrants (BSA) are exercisable.

In the second quarter of 2017, the Company’s board of directors granted 22,320 warrants (BSA), with an exercise price of $30.87 and grant date fair value of $11.46 per warrant. The warrants (BSA) vest quarterly over a one-year period and at December 31, 2018, 22,320 warrants (BSA) are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the third quarter of 2017, the Company’s board of directors granted 4,790 warrants (BSA), with an exercise price of $38.37 and grant date fair value of $13.47 per warrant. The warrants (BSA) vest from quarterly over a one-year period and at December 31, 2018, 4,790 warrants (BSA) are exercisable.

In the first quarter of 2018, the Company’s board of directors granted 38,244 warrants (BSA), with an exercise price of $48.16 and grant date fair value of $16.73 per warrant. The warrants (BSA) vest quarterly over a one-year period and at December 31, 2018, 26,684 warrants (BSA) are exercisable.

In the fourth quarter of 2018, the Company’s board of directors granted 14,816 warrants (BSA), with an exercise price of $61.95 and grant date fair value of $21.54 per warrant. The warrants (BSA) vest quarterly over a one-year period and at December 31, 2018, zero warrants (BSA) are exercisable.

(e)Restricted shares

The Company entered into agreements with certain current executives of the Company, which allowed the executives to purchase ordinary shares at the nominal price of €0.08. The shares are restricted in that the Company has the right to repurchase the shares back from the executives and cancel such shares during a four year vesting period in which the executives have service conditions to meet. The Company is able to repurchase the shares from the executives at the nominal price of €0.08 during a vesting period. The Company's right to repurchase the shares lapses over a four year period, with 25% on the one year anniversary of the grant and either monthly or 1/16th on a quarterly basis thereafter. In June 2015, the Company issued of 110,281 ordinary shares at par value (€0.08 per share) representing a total subscription amount equal to eight thousand Euros. At December 31, 2017 and 2018, the Company had 41,355 and 13,785 restricted shares outstanding, respectively.

(f)Fair value of stock options and warrants

Determining the fair value of the share-based payments at the grant date requires judgment. The Company calculated the fair value of each instrument on the grant date using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected volatility, expected term, risk-free interest rate and dividend yield.

Exercise price

The exercise price of the Company’s stock awards is based on the fair market value of our ordinary shares.

Risk-free interest rate

The risk-free interest rate represents the implied yield currently available on zero-coupon government issued securities over the expected term of the option.

Expected term

The Company determines the expected term based on the average period the share options are expected to remain outstanding.

Expected Volatility

The Group considered historical volatility of the Company’s share price since the IPO and also considered the historical volatility of similar entities following a comparable period in their lives.

Expected Dividend yield

The Company has never declared or paid any cash dividends and it does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the following assumptions for the calculation of the fair value of the share options and warrants:

	Year Ended December 31,
	2016	2017	2018
Weighted average fair value of underlying shares	$16.33	$27.82	$52.65
Weighted average expected volatility	44.8%	50.5%	42.0%
Weighted average risk-free interest rate	0.82%	1.69%	2.63%
Weighted average expected term (in years)	3.98	3.73	3.23
Dividend yield	—%	—%	—%

(g)Employee Stock Purchase Plan

In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible employee participants to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions. The Company’s executive officers and all of its other employees will be allowed to participate in the ESPP. A total of 571,000 ADSs of the Company’s ordinary shares will be made available for sale under the ESPP. In addition, with shareholder approval, the ESPP provides for increases by the Company’s board of directors in the number of ADSs available for issuance under the ESPP.

Under the ESPP, employees are eligible to purchase ADSs through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs will be 85% of the lower of the fair value of the Company’s ADSs on the first trading day of the offering period or on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth ADS, valued at the start of the offering period, under the ESPP in any calendar year. As of December 31, 2018, $1.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and benefits.

(h)Compensation expense

Cost of revenue and operating expenses include employee stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Cost of revenue - subscriptions	$74	$315	$1,432
Cost of revenue - professional services	84	207	1,024
Sales and marketing	917	2,271	7,198
Research and development	542	1,263	5,808
General and administrative	1,377	2,224	5,375
Total share-based compensation expense	$2,994	$6,280	$20,837

As of December 31, 2018,  the Company had $23.2 million of total unrecognized share-based compensation expense relating to stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

14.Net loss per share

Basic earnings (loss) per share amounts are calculated by dividing net income (loss) for the period attributable to ordinary shareholders of the Company by the weighted average number of all shares outstanding during the period.

Diluted earnings (loss) per share amounts are calculated by dividing the net income (loss) for the period attributable to ordinary shareholders of the Company by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on the exercise of all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dilutive share options, employee warrants (BSPCE) and warrants (BSA) as well as the vesting of all restricted stock units. Potential ordinary shares are treated as dilutive when their conversion to ordinary shares would decrease net income per share or increase net loss per share from continuing operations. As the Company was in a loss position for the year-to-date periods ended December 31, 2016, 2017 and 2018, the diluted loss per share is equal to basic loss per share.

The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2017	2018
Numerator (basic and diluted):
Net loss	$(24,243)	$(31,208)	$(40,359)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	14,464	28,966	29,841

Basic and diluted net loss per share	$(1.68)	$(1.08)	$(1.35)

The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2016	2017	2018
Stock options to purchase ordinary shares	2,828	2,282	1,707
Employee warrants (BSPCE) to purchase ordinary shares	547	343	229
Warrants (BSA) to purchase ordinary shares	56	88	130
Restricted stock units	—	509	1,511

15.Debt

The principal balances of outstanding borrowings under lines of credit with banks and financial institutions were as follows (in thousands):

	As of December 31,
	2017	2018
BPI France	$1,056	$877
Other	139	7
Total	$1,195	$884

Current borrowings	$1,188	$208
Non-current borrowings	$7	$676

In the fourth quarter of 2017, the Company assumed $1.1 million of debt as part of the Restlet SAS acquisition (See Note 13), related to refundable research and development subsidies from BPI France. The debt was assumed at its fair value and therefore at December 31, 2018, the fair value of the debt approximates its carrying value.

16.Commitments and contingencies

Operating lease commitments

The Group leases various offices in locations such as France, the United States, the United Kingdom and Germany under non-cancellable operating leases expiring within 1 to 9 years. The leases have varying terms, escalation clauses and renewal rights. On renewal, the terms of the leases are renegotiated. The Group incurred rent expense on its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating leases of $2.8 million during the fiscal year ended December 31, 2016, $3.4 million during the fiscal year ended December 31, 2017 and $4.4 million during the fiscal year ended December 31, 2018, respectively.

Future minimum undiscounted lease payments under operating leases are as follows (in thousands):

Operating leases
As of
December 31, 2018
2019	$5,286
2020	5,757
2021	5,591
2022	5,320
2023	4,014
Thereafter	14,832
Total future minimum lease payments	$40,800

Capital commitments

As of December 31, 2018, the Company had no capital commitments to acquire fixed or other long-lived assets.

Contingencies

From time to time, the Group has been, and may become, involved in claims or legal proceedings which arise in the ordinary course of its business. The Group provides for a reserve against such third-party contingent liabilities when a loss is probable and can be reasonably estimated. The Group currently believes that resolving the claims and legal proceedings pending at December 31, 2018, will neither individually nor in the aggregate have a material adverse effect on the results of operations, cash flow or the financial position of the Group.

Guarantees

As of December 31, 2018, the Company had agreed to guarantee several business contract obligations totaling $1.3 million.

17.Related party transactions

There is no single investor who has the ability to control the Company.

As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of December 31, 2018, the debt had a carrying value of $0.9 million, see Note 15. There are no other material related party transactions that require disclosures.

18. Subsequent event

On February 14, 2019, Talend, Inc., Talend USA, Inc. and Stitch, Inc. (the “Borrowers”), all wholly-owned subsidiaries of the Company, entered into a revolving credit facility with Square 1 Bank, a division of Pacific Western Bank (“PWB) (the “Loan Agreement”). The Loan Agreement provides for a revolving line of credit facility, which expires February 14, 2022. Under the Loan Agreement, the Borrowers are able to borrow an aggregate principal amount of up to $30.0 million at any time outstanding.

The Loan Agreement includes customary financial covenants and restrictive covenants, in each case subject to certain exceptions, that limit the Borrower’s ability to, amount other things: sell or transfer any collateral; change its business or become an investment company, liquidate or dissolve or undergo a change in control; enter into mergers or consolidations; incur indebtedness; pay dividends or make distribution, except as permitted by the agreement; make investments other than permitted investments;  or pay any subordinated debt other than permitted in the applicable subordination agreement. The Borrowers must also comply with a financial covenant. Loans under the Loan Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will bear interest at PWB’s announced prime rate. The Company and certain of its subsidiaries were required to pledge, substantially all of their respective assets as collateral under the Loan Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

We acquired Stitch Inc. in November 2018, which represented total assets of $2.3 million (excluding goodwill and intangibles which are included within the scope of the assessment) and total revenues of $0.6 million included in our consolidated financial statements as of and for the year ended December 31, 2018. Our management excluded Stitch Inc. from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

We implemented new revenue and commission accounting modules to our existing accounting system and related controls, which allowed us to adopt and prepare our financial statements under ASC 606 on a modified retrospective basis effective January 1, 2018. During the year ended December 31, 2018, there were no other changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this Item is incorporated herein by reference our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

	Talend S.A.
	Schedule II
	Valuation and Qualifying Accounts and Reserves
	(in thousands)

	Deferred tax asset valuation allowance
	Balance at Beginning of Year	Additions - Charged to Cost and Expenses	Additions - Charged to Other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2018	$54,796	$5,222	$2,311	$(9,171)	$53,158
Year Ended December 31, 2017	49,959	4,837	—	—	54,796
Year Ended December 31, 2016	46,051	3,908	—	—	49,959

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled the “Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	By-laws (statuts) of Talend S.A. (English Translation) dated as of August 20, 2018.					X

4.1	Form of Deposit Agreement between Talend S.A. and JPMorgan Chase Bank, N.A., as depositary, and Owners and Holders of the American Depositary Shares.	F-1	333-212279	4.1	7/11/2016

4.2	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 2.1).	F-1	333-212279	4.2	7/11/2016

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Stock Option Plans—2016, 2015, 2014, 2013, 2012, 2011 and 2010.	F-1	333-212279	10.22	7/19/2016

10.2+	Form of BSA Grant Document (English translation).	F-1	333-212279	10.23	7/27/2016

10.3+	Form of BSPCE Grant Document (English translation).	F-1	333-212279	10.24	6/28/2016

10.4+	Form of OSA Grant Document.	F-1	333-212279	10.25	6/28/2016

10.5	Lease Agreement, dated as of April 11, 2014, by and between Westport Office Park, LLC and Talend, Inc.	F-1	333-212279	10.3	6/28/2016

10.6	First Amendment to Lease Agreement, dated as of December 16, 2014, by and between Westport Office Park, LLC and Talend, Inc.	F-1	333-212279	10.4	6/28/2016

10.7	Second Amendment to Lease Agreement, dated as of April 20, 2015, by and between Westport Office Park, LLC and Talend, Inc.	F-1	333-212279	10.5	6/28/2016

10.8	Third Amendment to Lease Agreement, dated as of February 15, 2018, by and between Westport Office Park, LLC and Talend, Inc.	20-F	001-37825	4.6	3/05/2018

10.9	English Summary of the Commercial Lease Agreement, dated as of February 7, 2014, by and between Foncière Medicale N°1 and Talend S.A.	F-1	333-212279	10.6	6/28/2016

10.10	English Summary of the First Amendment to Commercial Lease Agreement, dated as of April 14, 2014, by and between Foncière Medicale N°1 and Talend S.A.	F-1	333-212279	10.7	6/28/2016

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	English Summary of the Second Amendment to Commercial Lease Agreement, dated as of September 11, 2015, by and between Foncière Medicale N°1 and Talend S.A.	F-1	333-212279	10.8	6/28/2016

10.12	English Summary of the Third Amendment to Commercial Lease Agreement, dated as of January 20, 2016, by and between Foncière Medicale N°1 and Talend S.A.	F-1	333-212279	10.9	6/28/2016

10.13	English Summary of the Fourth Amendment to Commercial Lease Agreement, dated as of April 26, 2016, by and between Foncière Medicale N°1 and Talend S.A.	F-1	333-212279	10.10	6/28/2016

10.14	English Summary of the Fifth Amendment to Commercial Lease Agreement, dated as of April 24, 2017, by and between Foncière Medicale N°1 and Talend S.A.	20-F	001-37825	4.12	3/5/2018

10.15	Form of Indemnification Agreement between Talend S.A. and each of its executive officers and directors.	F-1	333-212279	10.21	6/28/2016

10.16+	Executive Employment Agreement, dated October 1, 2013, by and between Talend, Inc. and Michael Tuchen.	F-1	333-212279	10.26	6/28/2016

10.17+	Offer Letter, dated December 13, 2009, by and between Talend, Inc. and Thomas Tuchscherer.	F-1	333-212279	10.27	6/28/2016

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18+	Amendment to Offer Letter, dated February 12, 2016, by and between Talend, Inc. and Thomas Tuchscherer	F-1	333-212279	10.28	6/28/2016

10.19+	Offer Letter, dated August 14, 2018, by and between Talend, Inc. and Adam Meister.					X

10.20+	Employment Agreement, dated July 3, 2014, by and between Talend, Inc. and Laurent Bride (English translation).	F-1	333-212279	10.33	6/28/2016

10.21+	Expatriation Agreement, dated June 22, 2015, by and between Talend S.A. and Laurent Bride (English translation).	F-1	333-212279	10.34	6/28/2016

10.22+	Transition and Release Agreement, dated February 7, 2018, by and between Talend, Inc. and Thomas Tuchscherer.					X

10.23+	Form of Change of Control and Severance Agreement.	F-1	333-212279	10.36	7/11/2016

10.24	Shareholder Agreement, dated as of June 24, 2016, by and among Talend S.A. and certain shareholders.	F-1	333-212279	10.35	6/28/2016

10.25+	2016 Free Share Plan	S-8	333-219761	4.1	8/7/2017

10.26+	Form of 2016 Time-Based Free Share Grant Letter	S-8	333-219761	4.2	8/7/2017

10.27+	Form of 2016 Performance-Based Free Share Grant Letter	S-8	333-219761	4.3	8/7/2017

10.28+	2017 Free Share Plan	S-8	333-219761	4.4	8/7/2017

10.29+	Form of 2017 Time-Based Free Share Grant Letter	S-8	333-219761	4.5	8/7/2017

10.30+	Form of 2017 Performance-Based Free Share Grant Letter	S-8	333-219761	4.6	8/7/2017

10.31+	Talend S.A. 2017 Stock Option Plan	S-8	333-219761	4.7	8/7/2017

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.32+	Talend S.A. 2017 Employee Stock Purchase Plan	S-8	333-222359	99.1	12/29/2017

21.1	List of Subsidiaries of Talend S.A.					X

23.1	Consent of KPMG S.A., Independent Registered Public Accounting Firm.					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a‑14(a) and 15d‑14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a‑14(a) and 15d‑14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101

The following materials from Talend S.A.’s Annual Report on Form 20-F for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Financial Position; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

X

+  Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 28th day of February, 2019.

TALEND S.A.

By: /s/ Michael Tuchen
Michael Tuchen
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael Tuchen and Adam Meister, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Michael Tuchen	Chief Executive Officer and Director	February 28, 2019
Michael Tuchen	(Principal Executive Officer)

/s/ Adam Meister	Chief Financial Officer	February 28, 2019
Adam Meister	(Principal Financial and Accounting Officer)

/s/ S. Steven Singh	Chairman of the Board	February 28, 2019
S. Steven Singh

/s/ John D. Brennan	Director	February 28, 2019
John D. Brennan

/s/ Nanci Caldwell	Director	February 28, 2019
Nanci Caldwell

/s/ Nora Denzel	Director	February 28, 2019
Nora Denzel

/s/ Patrick S. Jones	Director	February 28, 2019
Patrick S. Jones

/s/ Thierry Sommelet	Director	February 28, 2019
Thierry Sommelet

/s/ Brian Lillie	Director	February 28, 2019
Brian Lillie

/s/ Mark Nelson	Director	February 28, 2019
Mark Nelson