Form 10-Q
period 2019-03-31
Talend SA
filed 2019-05-10
CIK 1668105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___ to ___

Commission File Number 001-37825

Talend S.A.

(Exact name of Registrant as specified in its charter)

France	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9, rue Pages, 92150 Suresnes, France

(Address of principal executive offices)

+33 (0) 1 46 25 06 00

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.



Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading symbol
American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share Ordinary shares, nominal value €0.08 per share*	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC*	“TLND”

* Not for trading, but only in connection with the listing of the American Depositary Shares on the NASDAQ Stock Market LLC.

As of May 1, 2019, the Registrant had 30,373,084 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$29,070	$33,740
Accounts receivables, net of allowance for doubtful accounts of $2,538 and $1,882, respectively	47,691	67,531
Contract acquisition costs	8,612	9,563
Other current assets	9,885	9,825
Total current assets	95,258	120,659
Non-current assets:
Contract acquisition costs	20,282	19,390
Operating lease right-of-use assets	29,764	—
Property and equipment, net	5,579	6,335
Goodwill	49,546	49,659
Intangible assets, net	17,993	19,420
Other non-current assets	4,616	3,661
Total non-current assets	127,780	98,465
Total assets	$223,038	$219,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,759	$5,760
Accrued expenses and other current liabilities	28,020	36,475
Contract liabilities - deferred revenue, current	122,223	127,065
Operating lease liabilities, current	5,159	—
Short-term debt	256	208
Total current liabilities	158,417	169,508
Non-current liabilities:
Deferred income taxes	470	469
Other non-current liabilities	894	950
Contract liabilities - deferred revenue, non-current	19,305	23,082
Operating lease liabilities, non-current	25,651	—
Long-term debt	605	676
Total non-current liabilities	46,925	25,177
Total liabilities	205,342	194,685
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 30,359,600 and 30,158,374 shares authorized, issued and outstanding, respectively	3,146	3,128
Additional paid-in capital	255,408	244,878
Accumulated other comprehensive income	995	607
Other reserves	182	138
Accumulated losses	(242,035)	(224,312)
Total stockholders’ equity	17,696	24,439
Total liabilities and stockholders’ equity	$223,038	$219,124

The above condensed consolidated statements of financial position should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Subscriptions	$50,037	$39,786
Professional services	7,801	7,027
Total revenue	57,838	46,813
Cost of revenue
Subscriptions	7,322	5,368
Professional services	7,878	5,881
Total cost of revenue	15,200	11,249
Gross profit	42,638	35,564
Operating expenses
Sales and marketing	34,726	26,142
Research and development	14,858	9,729
General and administrative	10,412	9,874
Total operating expenses	59,996	45,745
Loss from operations	(17,358)	(10,181)
Other income (expense), net	(357)	77
Loss before benefit (provision) for income taxes	(17,715)	(10,104)
Benefit (provision) for income taxes	77	(11)
Net loss	$(17,638)	$(10,115)

Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(0.58)	$(0.34)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	30,243	29,539

The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(17,638)	$(10,115)
Other comprehensive gain
Foreign currency translation adjustment, net of tax	388	258
Total comprehensive loss	$(17,250)	$(9,857)

The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at January 1, 2018	29,439,767	$3,059	$215,390	$672	$49	$(183,168)	$36,002
Comprehensive loss:
Net loss for the period	—	—	—	—	—	(10,115)	(10,115)
Other comprehensive gain	—	—	—	258	—	—	258
Total comprehensive loss for the period	—	—	—	258	—	(10,115)	(9,857)
Restricted stock units reserve	—	—	(42)	—	42	—	—
Exercise of stock awards	190,896	20	2,549	—	—	—	2,569
Stock-based compensation	—	—	4,021	—	—	—	4,021
Balance at March 31, 2018	29,630,663	$3,079	$221,918	$930	$91	$(193,283)	$32,735

Balance at January 1, 2019	30,158,374	3,128	244,878	607	138	(224,312)	24,439
Adjustment on initial application of ASC 842	—	—	—	—	—	(85)	(85)
Adjusted balance at January 1, 2019	30,158,374	3,128	244,878	607	138	(224,397)	24,354
Comprehensive loss:
Net loss for the period	—	—	—	—	—	(17,638)	(17,638)
Other comprehensive gain	—	—	—	388	—	—	388
Total comprehensive loss for the period	—	—	—	388	—	(17,638)	(17,250)
Restricted stock units reserve	—	—	(44)	—	44	—	—
Shares issued from restricted stock unit vesting	32,634	2	(2)	—	—	—	—
Exercise of stock awards	109,693	11	1,618	—	—	—	1,629
Issuance of ordinary shares in connection with employee stock purchase plan	58,899	5	2,268	—	—	—	2,273
Stock-based compensation	—	—	6,690	—	—	—	6,690
Balance at March 31, 2019	30,359,600	$3,146	$255,408	$995	$182	$(242,035)	$17,696

The above condensed consolidated statements of changes in equity should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(17,638)	$(10,115)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	707	441
Amortization of intangible assets	1,330	529
Unrealized loss foreign exchange	362	110
Share-based compensation	6,690	4,021
Changes in operating assets and liabilities:
Accounts receivable	19,676	17,996
Operating leases	32	—
Other assets	(493)	152
Accounts payable	(3,122)	(909)
Accrued expenses and other current liabilities	(7,538)	(2,928)
Contract liabilities - deferred revenue	(7,927)	(3,612)
Net cash (used in) from operating activities	(7,921)	5,685
Cash flows from investing activities:
Acquisition of property and equipment	(587)	(560)
Net cash used in investing activities	(587)	(560)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares related to exercise of stock awards	1,629	2,569
Proceeds from issuance of ordinary shares related to employee stock purchase plan	2,273	—
Repayment of borrowings	(7)	(34)
Net cash from financing activities	3,895	2,535
Net (decrease) increase in cash and cash equivalents	(4,613)	7,660
Cash and cash equivalents at beginning of the period	33,740	87,024
Effect of exchange rate changes on cash and cash equivalents	(57)	711
Cash and cash equivalents at end of the period	$29,070	$95,395

The above condensed consolidated statements of cash flows should be read in conjunction with the accompanying notes.

1. Organization and summary of significant accounting policies

Business

Talend S.A. (“the Company”) is incorporated in France in 2005 with its registered office located at 9, rue Pages, 92150 Suresnes. Talend’s software platform, Talend Data Fabric, integrates data and applications in real-time across modern big data and cloud environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2019 and December 31, 2018, the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2019 and March 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries (together, “Talend” or the “Group”). All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. Certain prior year financial information in the statement of cash flows has been reclassified to conform with current year presentation. The Company’s results of operations, comprehensive loss, and cash flows for the three ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019, or for any future period.

In addition, the Consolidated Statement of Financial Position as of December 31, 2018 has been revised to reflect an immaterial re-classification of deferred revenue between short term and long term. The revision, in the amount of $2.6 million, resulted in an increase in Contract liabilities – deferred revenue, current, and a decrease in Contract liabilities – deferred revenue, non-current, compared to amounts previously presented on the Consolidated Statement of Financial Position.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price to separate performance obligations), the amortization period for contract acquisition costs, fair value of acquired intangible assets and goodwill, and share‑based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Summary of significant accounting policies

Except for the accounting policies described below, there have been no changes to the Group’s significant accounting polices disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, that have had a material impact on the Group’s condensed consolidated financial statements and related notes.

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of a right-of-use assets and lease liabilities on the balance sheet for those leases currently classified as operating leases under ASC Topic 840 Leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018, the FASB issued ASU 2018-10, 2018-11 and 2018-20, providing, among other things, codification improvements, the optional transition method, the treatment of sales and similar taxes as lease cost by policy elections, the requirement to exclude certain variable payments from consideration and the allocation of certain variable payments between lease and non-lease components. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

The Group has adopted the standard utilizing the modified retrospective transition method, as of the effective date of ASC 842, which for the Group is January 1, 2019, with a cumulative-effect adjustment to equity. As a result, the Group recognized $27.1 million of operating lease assets and $27.7 million of operating lease liabilities. This method allows entities to continue to apply the legacy guidance in ASC 840, including disclosure requirements in the comparative periods presented in the year of adoption. Please see Note 10 within these financial statements for the impact of adoption and required disclosures.

Accounting standards issued not yet adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use- Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for the Group’s interim and annual periods beginning January 1, 2020 and earlier adoption is permitted. This standard could be applied either retrospectively or propectively to all implementation costs incurred after the date of adoption. The Group will adopt this standard on a prospective basis as of January 1, 2020 and is evaluating the impact ASU 2018-15 will have on the consolidated financial statements and related  disclosures.

2. Business combinations

On November 9, 2018, Talend, Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Stitch Inc., (“Stitch”), a leading cloud-based service to seamlessly load data to cloud data warehouses, for a cash payment of $59.5 million. Talend, Inc, also incurred transaction costs of approximately $0.7 million, which are included in general and administrative expense in its consolidated statements of operations for the year ended December 31, 2018. Stitch’s self-service solution for efficiently moving data from cloud applications into cloud data warehouses and Stitch’s low-touch sales strategy further enhances the Group’s alignment with cloud platforms such as Microsoft Azure, Amazon AWS, Databricks and Snowflake. In addition, the acquisition of Stitch further addresses the growing demand from data engineers and analyst for self-service cloud data integration solutions.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

The fair value of acquired developed technology was determined using an excess earnings method based on revenue forecasts related to the expected evolution of the technology over time. The fair value of customer relationships was determined using the with-and-without method, whereby the value of existing customer relationships is determined using two different scenarios; 1) using net revenues less related costs with the customer relationships and 2) net revenues less related costs without the customer relationships. The incremental difference between the two scenarios was then used to estimate the fair value of the Stitch’s existing customer relationships. Both methods used a discounted cash flow method, at the discounted rates of 13.5%.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition.

	Fair Value	Useful Life (Years)
Acquired developed technology	$11,400	5
Customer relationships	3,300	2
Total intangible assets subject to amortization	$14,700

3. Contracts with customers

Sales commissions earned by the Group’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Group recognizes these incremental costs of obtaining a subscription contract with a customer if the Group expects the benefit of those costs to be longer than one year. The Group amortizes the majority of the incremental sales commission costs to obtain a subscription contract on a straight-line basis over a period of benefit that the Group has determined to be five years. The Group recognizes these sales commissions as contract acquisition costs on the statement of financial position.

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

The following table reflects the Group’s accounts receivables, contract acquisition costs and contract liabilities – deferred revenue (in thousands).

	March 31, 2019	December 31, 2018
Assets
Accounts receivables, net	$47,691	$67,531
Contract assets - unbilled revenue	1,274	941
Contract acquisition costs - current	8,612	9,563
Contract acquisition costs - non-current	20,282	19,390
Total contract assets	$77,859	$97,424

Liabilities
Contract liabilities - deferred revenue - current	122,223	127,065
Contract liabilities - deferred revenue - non-current	19,305	23,082
Total contract liabilities	$141,528	$150,147

Significant changes in the contract acquisition costs and the contract liabilities balances during the period are as follows (in thousands):

	Contract assets -	Contract	Contract liabilities -
	unbilled revenue	acquisition costs	deferred revenue
Balances at January 1, 2019	$941	$28,953	$150,147
Transferred to accounts receivable from unbilled revenue	(849)	—	—
Increase due to new unbilled revenue	1,182	—	—
Additional contract acquisition costs deferred	—	2,690	—
Amortization of deferred contract acquisition costs	—	(2,749)	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	—	(44,000)
Increases due to invoicing prior to satisfaction of performance obligations, net of amounts recognized as revenue during the period	—	—	35,381
Balances at March 31, 2019	$1,274	$28,894	$141,528

As of March 31, 2019, $8.6 million of the Group’s contract acquisition costs are expected to be amortized within the next 12 months and therefore are included in current assets. The remaining amount of Group’s contract acquisition costs are included in non-current assets. There were no impairments of assets related to Group’s contract acquisition costs during the period-ended March 31, 2019.

Remaining Performance Obligations

The Group’s contracts with customers include amounts allocated to performance obligations of $172.1 million that will be satisfied at a later date. As of March 31, 2019, $131.0 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $41.1 million thereafter.

Disaggregation of Revenues

The following table sets forth the Group’s total revenue by region for the periods indicated. The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended March 31,
	2019	2018

Americas	$27,207	$20,827
EMEA	26,337	23,253
Asia Pacific	4,294	2,733
	$57,838	$46,813

Revenues from the Company’s country of domicile, based on sales that took place in France, totaled $9.0 million and $8.5 million for the three months ended March 31, 2019 and 2018 respectively.

4. Net loss per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential ordinary shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for the three months ended March 31, 2019 and 2018, the diluted loss per share is equal to basic loss per share.

The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator (basic and diluted):
Net loss	$(17,638)	$(10,115)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	30,243	29,539

Basic and diluted net loss per share	$(0.58)	$(0.34)

5. Fair value measurement

The Group reports assets and liabilities recorded at fair value on the Group’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of judgement associated with the inputs to the valuation of these assets or liabilities are as follows:

•	Level 1: observable quoted prices (unadjusted) in active markets for identical financial assets or liabilities.

•	Level 2: inputs other than quoted prices (other than level 1) in active markets, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•	Level 3: unobservable inputs that are supported by little or no market data, and may require significant management judgment or estimation.

The fair value measurement level within the fair value hierarchy for a particular asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial instruments not measured at fair value on the Company’s consolidated statement of financial position, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivables and certain other receivables, deposits, accounts and certain other payables and debt.

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

There were no transfers between levels of the fair value hierarchy during the three month periods ended March 31, 2018 or 2019.

6. Balance sheet components

The following tables represent balance sheet components (in thousands):

	As of March 31,	As of December 31,
Other current assets	2019	2018
Royalties	$1,264	$1,464
Software subscriptions	2,071	2,067
Research tax credit	615	612
Unbilled revenue	1,274	941
Prepaid rent	668	149
Prepaid insurance	478	568
Prepaid sales and marketing events	533	1,996
Other assets	2,982	2,028
Other current assets	$9,885	$9,825

	As of March 31,	As of December 31,
Other non-current assets	2019	2018
Research tax credit	$2,192	$2,214
Deposits	938	793
Other non-current assets	1,486	654
Other non-current assets	$4,616	$3,661

	As of March 31,	As of December 31,
Property and equipment	2019	2018
Computer equipment and software	$7,615	$6,778
Fixtures and fittings	1,617	1,925
Leasehold improvements	3,871	4,823
Property and equipment, gross	13,103	13,526
Less: accumulated depreciation and amortization	(7,524)	(7,191)
Property and equipment, net	$5,579	$6,335

	As of March 31,	As of December 31,
Accrued expenses and other liabilities	2019	2018
Accrued compensation and benefits	$17,072	$21,343
VAT payable	2,909	5,051
Other taxes	1,007	698
Contingent liabilities	375	408
Other current liabilities	6,657	8,975
Accrued expenses and other liabilities	$28,020	$36,475

Intangible assets as of March 31, 2019 and December 31, 2018 included the following (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$4,976	$(2,363)	$2,613	2 years
Acquired developed technology	19,557	(4,177)	15,380	5 years
Total	$24,533	$(6,540)	$17,993

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,009	$(1,984)	$3,025	2 years
Acquired developed technology	20,087	(3,692)	16,395	5 years
Total	$25,096	$(5,676)	$19,420

Amortization expense for intangible assets was $1.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense related to intangible assets at March 31, 2019 (in thousands):

Amount
Remainder of 2019	$3,974
2020	5,024
2021	3,649
2022	3,447
2023	1,899
Thereafter	—
Total amortization expense	$17,993

7. Debt

As part of the Restlet SAS acquisition in 2016, the Company assumed debt totaling  $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of March 31, 2019, the debt had a carrying value of $0.9 million, of which $0.3 million is due within twelve months. The debt balance as of December 31, 2018 was $0.9 million, of which $0.2 million was due within twelve months.

Line of credit

On February 14, 2019, Talend, Inc., Talend USA, Inc. and Stitch, Inc. (the “Borrowers”), all wholly-owned subsidiaries of the Company, entered into a revolving credit facility with Square 1 Bank, a division of Pacific Western Bank (“PWB) (the “Loan Agreement”). The Loan Agreement provides for a revolving line of credit facility, which expires February 14, 2022. Under the Loan Agreement, the Borrowers are able to borrow an aggregate principal amount of up to $30.0 million at any time outstanding (the “Maximum Amount”). Under the terms of the Loan Agreement, the principal amount of loans made to the Borrowers, plus the amount of any ancillary services, including Letters of Credit issued for the account of the Borrowers, at any time outstanding cannot exceed the lesser of (i) the Maximum Amount and (ii) the product of three times the average Trailing Monthly Subscription Revenue times the Retention Rate. The proceeds of the loans under the Loan Agreement may be used for working capital and general corporate purposes.

The Loan Agreement includes customary financial covenants and restrictive covenants, in each case subject to certain exceptions, that limit the Borrower’s ability to, among other things: dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens and make investments, in each case subject to certain exceptions. It is expected that the documentation to be entered into by the Company pursuant to the Loan Agreement will also contain restrictive covenants applicable to the Company and its subsidiaries. The Borrowers must also comply with a financial covenant requiring them to maintain minimum annualized recurring revenue, measured quarterly. The Borrowers must also maintain a minimum liquidity amount, comprised of the Company’s consolidated cash and cash equivalents plus loans available to be drawn under the Loan Agreement, equal to at least $15.0 million at all times.

Loans under the Loan Agreement will bear interest at PWB’s announced prime rate. Interest on each advance is due and payable monthly and the principal balance is due at maturity. The Borrowers are also required to pay, on a quarterly basis, a fee equal to 0.25% per annum of any amounts undrawn under the Loan Agreement. During the three months ended March 31, 2019, no amounts had been drawn on the credit facility under the Loan Agreement.

8. Share capital and reserves

At March 31, 2019, there were 30,359,600 ordinary shares outstanding, each with a nominal value of €0.08.

Between January 1, 2019 and March 31, 2019, the Company’s board of directors acknowledged increases in share capital as a result of the issuance of 109,693 ordinary shares, upon the exercise of share options, employee warrants (BSPCE) and warrants (BSA) classified as share-based payments, representing a total amount of €1.4 million.

Other reserves

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

The Company’s board of directors, acting upon delegation of the shareholders' meetings held to date, has granted restricted stock units or free shares (actions gratuites, under French law), to employees and officers of the Group. The Company created a specific restricted reserve account in connection with the issuance of granted restricted stock units or free shares equal to €162,652 at March 31, 2019. Upon vesting of each of the restricted stock units or frees share pursuant to the 2016 Free Share Plan, a new share of the Company will be issued to the relevant beneficiary and, simultaneously, an amount equal to €0.08 will be withdrawn from the above reserve to increase the share capital of the Company.

9. Share-based payment plans

The following table summarizes the number of stock options and warrants outstanding:

	Number of	Number of employee	Number of
	stock options	BSPCE warrants	BSA warrants
Balance at January 1, 2018	2,282	343	88
Granted during the period	2	—	38
Exercised during the period	(167)	(24)	—
Forfeited during the period	(37)	(1)	—
Balance at March 31, 2018	2,080	318	126
Balance at January 1, 2019	1,707	229	131
Granted during the period	—	—	—
Exercised during the period	(88)	(22)	—
Forfeited during the period	(93)	(2)	—
Balance at March 31, 2019	1,526	205	131

At March 31, 2019, there were 930,723 stock options, employee warrants (BSPCE), warrants (BSA) and restricted stock units available for grant under the Company’s share pool reserve.

In general, vesting of stock options and warrants occurs over four years, with 25% on the one year anniversary of the grant and 1/16th on a quarterly basis thereafter. Options have a contractual life of ten years. Individuals must continue to provide services to the Group in order to vest. Upon termination, all unvested options are forfeited and vested options must generally be exercised within three months. All expenses related to these plans have been recorded in the consolidated statements of operations in the same line items as the related employee’s cash-based compensation.

(a)Stock options

The Company’s board of directors has approved Stock Option Plans for the granting of stock options to employees outside of France. The terms of the Stock Option Plans are substantially the same and at this time new share option grants may only be made pursuant to the 2017 Plan. Stock options may be granted to any individual employed by the Group.

In addition, under French law, the maximum number of shares issuable upon exercise of outstanding employee stock options may not exceed one-third of the outstanding share capital on a non-diluted basis as of the date of grant.

A summary of stock option activity and related weighted-average exercise prices ("WAEP") and weighted-average remaining contractual term (“WACT”) under all of the plans at March 31, 2019 are presented in the following table (in thousands, except exercise price per option):

	Number of stock options outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance at December 31, 2018	1,707	$11.95	6.3	$42,769
Granted	—	—
Exercised	(88)	14.57
Forfeited	(93)	19.35
Balance at March 31, 2019	1,526	$11.08	5.9	$60,211
Vested and expected to vest at March 31, 2019	1,472	$10.83	5.9	$58,459
Exercisable at March 31, 2019	1,213	$9.19	5.6	$50,132

The total intrinsic values of stock options exercised during the period ended March 31, 2019 was $2.7 million.

(b)Employee warrants (BSPCE)

The Company’s board of directors has been authorized by the shareholders' general meeting to grant BSPCE (“bons de souscription de parts de créateur d'entreprise or employee warrants”) to employees who are French tax residents as they carry favorable tax and social security treatment for French tax residents. Employee warrants (BSPCE) are a specific type of option to acquire ordinary shares available to qualifying companies in France that meet certain criteria. Otherwise, employee warrants (BSPCE) function in the same manner as share options.

A summary of employee warrants (BSPCE) activity and related weighted-average exercise prices ("WAEP") and weighted-average remaining contractual term (“WACT”) under all of the plans at March 31, 2019 are presented in the following table (in thousands, except exercise price per warrant):

	Number of employee warrants outstanding	WAEP per warrant	WACT (in years)	Aggregate intrinsic value
Balance at December 31, 2018	229	$15.49	6.7	$4,922
Granted	—	—
Exercised	(22)	12.04
Forfeited	(2)	26.95
Balance at March 31, 2019	205	$15.43	6.5	$7,197
Vested and expected to vest at March 31, 2019	193	$15.19	6.5	$6,815
Exercisable at March 31, 2019	150	$13.36	6.1	$5,594

(c)Restricted Stock Units (RSU)

RSUs vest upon either performance-based or service-based criteria.

Performance-based RSUs vest based on the satisfaction of specific non-market performance criteria and a four-year service period. At each vesting date, the holder of the award is issued shares of the Company’s ordinary shares. Compensation expense from these awards is equal to the fair market value of the Company’s ordinary shares on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant’s performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified non-market performance criteria, which are assessed at each reporting period. Performance-based RSUs are typically granted such that they vest upon the achievement of certain software subscription sales targets, during a specified performance period and the completion of a four-year service period.

In general, service-based RSU’s vest over a four-year period, with 25% on the one year anniversary of the grant and equal quarterly installments thereafter.

	Number of service-	Number of performance-	Weighted-average
	based RSUs	based RSUs	grant date fair value
Balance at December 31, 2018	1,210	301	$44.90
Granted	454	351	45.99
Vested and released	(19)	(14)	34.45
Withheld for taxes	—	—	—
Forfeited	(70)	(181)	42.96
Balance at March 31, 2019	1,575	457	$45.10
Expected to vest at March 31, 2019	1,118	359	$44.55

(d)Warrants (BSA)

The Company’s board of directors has granted warrants (otherwise known as “bons de souscription d'actions” or “warrants (BSA)”) to Company directors. In addition to any exercise price payable by a holder upon the exercise of any warrants (BSA), pursuant to the relevant shareholders’ delegation to the Company’s board of directors, such warrants need to be subscribed for at a price at least equal to 5% of the exercise price which represents the fair market value of the underlying ordinary shares at grant date.

(e)Employee Stock Purchase Plan

In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible employee participants to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions. The Company’s executive officers and all of its other employees will be allowed to participate in the ESPP. A total of 571,000 ADSs of the Company’s ordinary shares are available for sale under the ESPP. In addition, with shareholder approval, the ESPP provides for increases by the Company’s board of directors in the number of ADSs available for issuance under the ESPP.

Under the ESPP, employees are eligible to purchase ADSs through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs will be 85% of the lower of the fair value of the Company’s ADSs on the first trading day of the offering period or on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ADS, valued at the start of the offering period, under the ESPP in any calendar year. As of March 31, 2019, $0.8 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.

(f)Compensation expense

Cost of revenue and operating expenses include employee stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Cost of revenue - subscriptions	$177	$629
Cost of revenue - professional services	104	527
Sales and marketing	1,181	1,527
Research and development	1,183	2,232
General and administrative	1,376	1,775
Total share-based compensation expense	$4,021	$6,690

As of March 31, 2019, the Company had $47.4 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 2.2 years.

10. Commitments and contingencies

Operating leases

The Group has adopted ASC 842 utilizing the optional modified retrospective transition method, as of the effective date of ASC 842, which for the Group is January 1, 2019, with a cumulative-effect adjustment to equity.

The Group determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated statement of financial position.

ROU assets represent the Group’s right to use an underlying asset for the lease term and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Group’s leases do not provide an implicit rate, the Group uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Group’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group has lease agreements with lease and non-lease components, which are generally accounted for separately but the Group has made an accounting policy decision to account for the lease and non-lease components as a single lease component. The Group has operating leases for corporate offices, none of which have variable lease payments.

The components of lease expense as of March 31, 2019 were as follows (in thousands):

Amount
Operating lease cost	$302
Amortization of right-of-use assets	1,083
Total lease costs	$1,385

Amount
Operating lease right-of-use assets	$29,764
Operating lease liabilities	$30,810

Weighted average remaining lease term for operating leases	7.6 years
Weighted average discount rate	5.8%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Maturities of lease liabilities were as follows:	Amount
Remainder of 2019	$3,860
2020	5,100
2021	5,104
2022	5,054
2023	3,967
2024	3,783
Thereafter	10,330
Total lease payments	37,198
Less imputed interest	(6,388)
Total	$30,810

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Future minimum undiscounted lease payments as of December 31, 2018 were as follows (in thousands):

Amount
2019	$5,286
2020	5,757
2021	5,591
2022	5,320
2023	4,014
Thereafter	14,832
Total future minimum lease payments	$40,800

Legal Proceedings

In the ordinary course of business, the Company may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. For example, the Company has been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. The Company evaluates these claims and lawsuits with respect to their potential merits, the Company’s potential defenses and counter claims, and the expected effect on it of defending the claims and a potential adverse result. The Company is not presently a party to any legal proceedings that in the opinion of its management, if determined adversely to it, would have a material adverse effect on its business, financial condition or operating results.

The Company is not a party to any legal proceedings that management believes may have a material impact on the Company’s financial position or results of operations.

11.Income tax

The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 0.9% and 2.9% for the three months ended March 31, 2019 and March 31, 2018, respectively.

The 2019 and 2018 annual effective tax rates differed from the French statutory income tax rate of 31.0% for 2019 and 33.3% for 2018, primarily due to a valuation allowance on current year losses in most jurisdictions.

The Company files income tax returns in France as well as many foreign jurisdictions. The tax years 2005 to 2018 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

12.Related party transactions

As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of March 31, 2019, the debt had a carrying value of $0.9 million, see Note 7. There are no other material related party transactions that require disclosures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “may”, “believe”, “expect”, “anticipate”, “estimate”, “predict”, “intend”, “plan”, “targets”, “projects”, “likely”, “will”, “would”, “could”, “should”, “contemplate” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•

Our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate and maintain positive cash flow and ability to achieve and maintain profitability;

•	The sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	Our ability to increase the number of new subscription customers, particularly large enterprise customers;
•	Our ability to manage our business model transition to cloud-based products and a customer-centric sales model;
•	Our ability to renew and extend existing customer deployments;
•	Our ability to optimize the pricing for our subscription offerings;
•	The growth in the usage of Talend Data Fabric;
•	Our ability to innovate and develop the various open source projects that will enhance the capabilities of Talend Open Studio;
•	Our ability to provide superior subscription offerings and professional services;
•	Our ability to successfully expand in our existing markets and into new domestic and international markets;
•	Our ability to effectively manage our growth and future expenses;
•	Our ability to maintain, protect and enhance our intellectual property;
•

General economic conditions that may adversely affect either our customers’ ability or willingness to purchase new or additional subscriptions, delay a prospective customer’s purchasing decision, reduce the value of new subscriptions or affect customer retention;

•

Anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the pace of adoption of big data technologies, industry pricing and competitors’ offerings;

•	Our ability to comply with modified or new laws and regulations applying to our business, including copyright, privacy and data protection regulation;
•	The attraction and retention of qualified employees and key personnel, particularly with respect to our sales and marketing team;
•	The potential benefits of strategic collaboration agreements and our ability to enter into and maintain established strategic collaborations;
•	Developments relating to existing and new competitors and our industry; and
•	Other risks and uncertainties, including those listed under the caption “Risk Factors”.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this quarterly report. You should read thoroughly this quarterly report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.

We qualify all of our forward-looking statements by these cautionary statements. Other sections of this quarterly report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Furthermore, if any one or more of the assumptions underlying the market data turns out to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements made in this quarterly report relate only to events or information as of the date on which the statements are made in this quarterly report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition, statements that ‘‘we believe’’ and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this quarterly report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenue, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results could differ materially from those discussed in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors”.

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

Our employee base has grown from 886 employees as of December 31, 2017 to 1,136 employees as of December 31, 2018, and 1,183 employees as of March 31, 2019. We plan to continue to expand our non-U.S. presence to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.

Our business model combines our open source approach with self-service trials of our commercial software and direct sales. We have been able to rapidly expand awareness and usage of our products through our free open source versions and self-service trials. This enables developers and users to download and try the free and paid version of our products, creating sales leads for our more feature-rich commercial solutions. Users of our open source products often catalyze adoption of our commercial solutions by their organizations, primarily to benefit from enterprise-grade features that include the scaling out of our offering to a larger set of users, among others. Following an initial deployment of our paid subscription products, organizations often purchase more subscriptions or expand usage to additional products from our fully integrated suite after realizing the benefits of additional features or scale. We sell our product offerings as subscriptions based primarily on the number of users of our platform.

We generate the majority of our revenue from subscriptions of our commercial solutions. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 85% of our total revenue in the year ended December 31, 2017, to 86% in the year ended December 31, 2018, to 87% in the three month period ended March 31, 2019.

New Accounting Standards

Refer to Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information.

Key Business Metrics

We review a number of metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:

Annualized Recurring Revenue

Annual Recurring Revenue (“ARR”) represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of premise-based products and SaaS offerings and excludes original equipment manufacturer (“OEM”) sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplied by twelve. As of March 31, 2019, ARR was $205.1 million, representing growth of 28% from March 31, 2018, driven by strong demand for our cloud-based solutions.

ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers

Subscription Revenue Growth Rate

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

The table below shows our subscription revenue growth rate on both an actual and constant currency basis for the past five quarters, calculated against the corresponding quarter in the prior year. We calculate revenue on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,
	2018	2018	2018	2018	2019
Actual FX rates	44%	39%	36%	38%	26%
Constant Currency	35%	34%	36%	40%	31%

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

The following table summarizes on a quarterly basis the number of customers above $0.1 million of annualized subscription revenue since March 31, 2018.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019
Customers count	380	427	444	472	501

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

The following table summarizes our quarterly dollar-based net expansion rate since April 1, 2018 on both an actual and constant currency basis.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
Dollar-based net expansion rate	2018	2018	2018	2018	2019
Actual FX rates	124%	125%	123%	122%	117%
Constant Currency	121%	119%	118%	120%	118%

Free Cash Flow

To provide additional information regarding our financial results, we use free cash flow, a financial measure not calculated in accordance with GAAP, within this Quarterly Report. We define free cash flow as net cash (used in) from operating activities less net cash used in investing activities for purchases of property and equipment and intangible assets, except for those acquired as part of a business combination. We have included free cash flow in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that free cash flow provides useful information in understanding and evaluating our results of operations in the same manner as our management and board of directors. Although free cash flow measures are frequently used by investors and securities analysts in their evaluation of companies, free cash flow measures each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our cash flows as reported under GAAP. Free cash flow as defined by us may not be comparable to similar measures used by other companies. The table below shows our free cash flow for each of the three months ended March 31, 2018 and 2019, and a reconciliation to the most directly comparable GAAP measure for such period.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash from operating activities	$(7,921)	$5,685
Less: Acquisition of property & equipment	587	560
Free Cash Flow	$(8,508)	$5,125

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

Professional services revenue.  Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. These engagements are generally provided by our own team of specialized consultants or by third-party consultants to whom we contract on a periodic basis. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and material basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect our professional services revenue will grow at a slower rate than our subscription revenue as we work with more systems integrators, who assist our customers with the implementation of our solutions and as our cloud-based offerings increase since less service attach to such offerings.

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

Cost of professional services revenue  Cost of professional services revenue consists primarily of personnel costs for employees including salaries and bonuses, sales commissions, share-based payment expense and employee benefit costs and fees to external consultants associated with our professional service contracts, travel costs and allocated shared costs. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in the cost of professional services revenue and operating expense categories.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated statements of operations
Revenue
Subscriptions	$50,037	$39,786
Professional services	7,801	7,027
Total revenue	57,838	46,813
Cost of revenue (1)
Subscriptions	7,322	5,368
Professional services	7,878	5,881
Total cost of revenue	15,200	11,249
Gross profit	42,638	35,564
Operating expenses (1)
Sales and marketing	34,726	26,142
Research and development	14,858	9,729
General and administrative	10,412	9,874
Total operating expenses	59,996	45,745
Loss from operations	(17,358)	(10,181)
Other income (expense)	(357)	77
Loss before benefit (provision) for income taxes	(17,715)	(10,104)
Benefit (provision) for income taxes	77	(11)
Net loss for the year	$(17,638)	$(10,115)

(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue - subscriptions	$629	$177
Cost of revenue - professional services	527	104
Sales and marketing	1,527	1,181
Research and development	3,149	1,596
General and administrative	2,189	1,481
Total share-based payment and amortization of acquired intangibles expense	$8,021	$4,539

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2019	2018
Revenue
Subscriptions	87%	85%
Professional services	13%	15%
Total revenue	100%	100%
Total cost of revenue	26%	24%
Gross profit	74%	76%
Operating expenses
Sales and marketing	60%	56%
Research and development	26%	21%
General and administrative	18%	21%
Total operating expenses	104%	98%
Loss from operations	(30)%	(22)%
Other income (expense)	—%	—%
Loss before income tax (expense) benefit	(30)%	(22)%
Income tax (expense) benefit	—%	—%
Net loss for the year	(30)%	(22)%

Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
		(in thousands)
Subscriptions	$50,037	$39,786	$10,251	26%
Professional services	7,801	7,027	774	11%
Total revenue	$57,838	$46,813	$11,025	24%

Total revenue increased $11.0 million, or 24%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The growth in total revenue was attributable primarily to the sale of subscriptions and to a lesser extent the growth of professional services revenue.

Subscription revenue increased $10.3 million, or 26%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in subscription revenue was primarily attributable to strong demand for Talend Cloud and Talend Big Data Integration. Revenue from Talend Cloud grew by over 100% in the three months ended March 31, 2019 compared to the prior period.

Professional services revenue increased $0.8 million, or 11%, for the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase in professional services revenue was mainly due to increased demand from North American customers.

Subscription revenues by geography were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
		(in thousands)
Americas	$23,556	$18,319	$5,237	29%
EMEA	22,435	19,074	3,361	18%
Asia Pacific	4,046	2,393	1,653	69%
Total subscription revenue	$50,037	$39,786	$10,251	26%

Cost of Revenue

	Three Months Ended March 31,
	2019		2018	$ Change	% Change
			(in thousands)
Cost of subscription	$7,322		$5,368	$1,954	36%
Cost of professional services	7,878		5,881	1,997	34%
Total cost of revenue	$15,200		$11,249	$3,951	35%
Gross Profit	$42,638		$35,564	$7,074	20%
Gross Margin	74%	%	76%

Total cost of revenue for the three months ended March 31, 2019 increased $4.0 million, or 35%, compared to the corresponding period in 2018. We increased both our support and professional services headcount during the period to meet the higher demand for support from our customers. The increase in our support team headcount resulted in increased compensation expense for employees and contractors of $1.4 million. Between March 31, 2018 and March 31, 2019, the support team headcount increased by 27% to 138 employees.

Cost of professional services revenue increased $2.0 million, or 34%, compared to the corresponding period in 2018, as we increased our headcount, as well as the use of contractors to support increased demand for our professional services. Between March 31, 2018 and March 31, 2019, our professional services team headcount increased by 37% to 123 employees, resulting in increased employee compensation and related expenses of $1.6 million for the three months ended March 31, 2019.

Sales and Marketing

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
		(in thousands)
Sales and Marketing	$34,726	$26,142	$8,584	33%

Sales and marketing expenses increased $8.6 million, or 33%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to a $5.0 million increase in employee compensation expenses, related to increased headcount. Between March 31, 2018 and March 31, 2019, our sales and marketing headcount increased by 25% to 457 employees. The increase in sales and marketing expense was also driven by an increase of $1.5 million in travel and entertainment costs. In addition, to support our continued growth, spending on marketing programs increased by $0.6 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Research and Development

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
		(in thousands)
Research and Development	$14,858	$9,729	$5,129	53%

Research and development expenses increased $5.1 million, or 53%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to a $3.0 million increase in employee compensation expenses, related to increased headcount. Between March 31, 2018 and March 31, 2019, our research and development headcount increased by 22% to 287 employees. In addition, research and development expenses increased by $0.5 million related additional amortization expense from our November 2018 acquisition of Stitch Inc.

General and Administrative

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
		(in thousands)
General and Administrative	$10,412	$9,874	$538	5%

General and administrative expenses increased $0.5 million, or 5%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $1.4 million in employee compensation expenses. Between March 31, 2018 and March 31, 2019, our general and administrative headcount increased by 23% to 136 employees as we added personnel to support our growth. These increases were partially offset by new corporate allocations of IT-related costs. Between March 31, 2018 and March 31, 2019, our amortization of intangible assets also increased by $0.3 million.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash (used in) from operating activities	$(7,921)	$5,685
Cash (used in) investing activities	(587)	(560)
Cash from financing activities	3,895	2,535
Net increase in cash and cash equivalents	$(4,613)	$7,660

Through March 31, 2019, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity financings and loans. As of March 31, 2019, we had $29.1 million of cash and cash equivalents. We believe that our current cash and cash equivalents, together with borrowings available under our loan agreement, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Operating Activities

During the three month period ended March 31, 2019, operating activities used $7.9 million in cash as a result of a net loss of $17.6 million, adjusted by non-cash charges of $9.1 million and a $0.6 million favorable impact from changes in working capital.

During the three month period ended March 31, 2018, operating activities provided $5.7 million in cash as a result of a net loss of $10.1 million, adjusted by non-cash charges of $5.1 million and a $10.7 million favorable impact from changes in working capital. The net decrease in our working capital was primarily the result of $18.0 million decrease in trade receivables slightly offset by decreases in trade and other payables.

Investing Activities

Cash used in investing activities for the three month period ended March 31, 2019 was $0.6 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Cash used in investing activities for the three month period ended March 31, 2018 was $0.6 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Financing Activities

Cash from financing activities for the three month period ended March 31, 2019 was $3.9 million. Financing proceeds for the three month period ended March 31, 2019 was driven by $1.6 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Cash from financing activities for the three month period ended March 31, 2018 was $2.5 million. Financing proceeds for the three months ended March 31, 2018 was driven by $2.6 million of proceeds from the exercise of employee stock awards.

Contractual Obligations

Our contractual obligations consist of leases for office space. The leases have varying terms, escalation clauses and renewal rights. On renewal, the terms of the leases are renegotiated. We believe that we will be able to fund these obligations through cash generated from operations, from our existing balances of cash and cash equivalents and from borrowings available under our loan agreement. As of March 31, 2019, the future undiscounted non-cancelable minimum lease payments under these obligations were as follows:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 Years
Debt obligations	$861	$256	$390	$215	$—
Operating lease obligations	37,058	5,159	10,220	8,649	13,030
Total	$37,918	$5,415	$10,610	$8,864	$13,030

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For the three months ended March 31, 2019, approximately 56% of our revenue and approximately 59% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2018 approximately 57% of our revenue and approximately 63% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our Euro denominated inflows have covered our Euro denominated expenses and our USD denominated inflows have covered our USD denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the three months ended March 31, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the Euro to the US Dollar would not have had a material impact on our financial statements.

Interest Rate Risk

We had cash and cash equivalents of $29.1 million and $33.7 million at March 31, 2019 and December 31, 2018, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. Short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. For the three months ended March 31, 2019, a hypothetical 10% increase in interest rates would not have had a material impact on our financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under Legal Proceedings in Note 10 contained in the “Notes to Condensed Consolidated Financial Statements” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and all other information contained in this quarterly report and the Annual Report on Form 10-K filed with the SEC on February 28, 2019. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the market price of the ADSs could decline. This quarterly report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this quarterly report. See “Special Note Regarding Forward-Looking Statements” above.

Risks Related to Our Business and Industry

We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.

We have incurred losses in all years since our inception. We incurred a net loss of $31.2 million in the year ended December 31, 2017, $40.4 million in the year ended December 31, 2018 and $17.6 million in the three months ended March 31, 2019. As a result, we had accumulated losses of $242.0 million as of March 31, 2019. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed customer base, expand our sales channels, expand our operations, hire additional employees and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire large enterprise customers, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods.  Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our employee base has grown from 886 employees as of December 31, 2017 to 1,136 employees as of December 31, 2018 to 1,183 employees as of March 31, 2019. The growth and expansion of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and our growth strategy is dependent upon increased sales to these large enterprise customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

The market for our cloud integration products is relatively new, unproven and evolving, and our future success depends on the growth and expansion of such market and our ability to adapt and respond effectively to an evolving market.

The market for cloud integration is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our cloud integration solutions’ ability to penetrate the existing market for data integration and management platforms, as well as the continued growth and expansion of the market for data integration and management platforms. It is difficult to predict subscription customer adoption and renewals, subscription customers’ demand for our offerings, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. If we do not correctly anticipate changes in these markets or are unable to respond quickly and effectively to changes in these markets, our business may be harmed. Our ability to penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our offerings, as well as subscription customers’ willingness to adopt an alternative approach to data integration and management platforms. Additionally, demand for our cloud integration products will depend in large part on the adoption of cloud data warehouses. Furthermore, many potential subscription customers have made significant investments in hand coding or legacy ETL software and may be unwilling to invest in a new solution. If the market for cloud integration and management platforms fails to grow or continues to decrease in size, or if we fail to adapt to any changes in the industry, our business would be harmed.

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

We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the three months ended March 31, 2019, over half of our subscription bookings were generated from the renewals of existing subscription agreements or from the transition of our current customers to our cloud offering. As a result, achieving a high renewal rate of our subscription agreements will be critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, so we may not accurately predict future renewal trends. We cannot be certain that our customers will renew their subscriptions. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may decline.

We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for a significant portion of our revenue, comprising 85% of total revenue in the year ended December 31, 2017, 86% in the year ended December 31, 2018 and 87% for the three months ended March 31, 2019. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.

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

Additionally, certain of our current strategic partners, such as Cloudera, Amazon Web Services and Alphabet may develop and offer their own data integration solutions. Such competitors may be more likely to promote and sell their own solutions over our products. Further, such competitors may cease their relationships with us, and ultimately be able to transition customers onto their competing solutions, which could materially and adversely affect our revenues and growth.

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

The terms of the Loan and Security Agreement that our subsidiaries, Talend, Inc., Talend USA, INC. and Stitch, Inc., entered into with Square 1 Bank, a division of Pacific Western Bank, or Square 1, on February 14, 2019, or the Loan Agreement, and the related collateral documents with Square 1 contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, consummating change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, and declaring and paying dividends. The Loan Agreement requires us to satisfy specified financial covenants, including a minimum annualized recurring revenue covenant and a minimum liquidity covenant. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants in the future. A breach of any of these covenants or the occurrence of other events specified in the Loan Agreement and/or the related collateral documents could result in an event of default under the Loan Agreement. Upon the occurrence of an event of default, Square 1 could elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, Square 1 could proceed against the collateral granted to them to secure such indebtedness. We are required to pledge, and certain of our subsidiaries have pledged, substantially all of our respective assets as collateral under the loan documents. If Square 1 accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

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

We were founded in 2005, launched our first product in 2006 and began offering our platform on a subscription basis in 2007. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including changing customer preferences, competing offerings and pricing, evolving sales strategies and other risks described in this Quarterly Report. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ADSs could decline. Further, we have limited historical financial data and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Delivering certain of our products via the cloud increases our expenses and may pose other challenges to our business.

We offer and sell our products via both the cloud and on premise using the customer’s own infrastructure. Our cloud offering enables quick setup and subscription pricing. Historically, our products were developed in the context of the on-premise offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our revenue has historically been generated from customers using our on-premise products, we believe that over time more customers will move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy, security and data protection, as well as competitive pressures and higher operating costs, any of which may harm our business. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products and to transition our existing customers to our cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed.

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

If our security measures are breached or unauthorized access to private or proprietary data is otherwise obtained, or if any security breach or other incident is perceived to have occurred, our software may be perceived as not being secure, customers may reduce the use of or stop using our products, and we may incur significant liabilities.

While we have taken measures to protect the confidential information that we have access to, including confidential information we may obtain through customer usage of our cloud-based services, any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of or unauthorized access to confidential information, personal information or other private or proprietary data, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. Any compromise of our security or any unauthorized access to or breaches of the security of our or our vendors’ systems, or of our product offerings, as a result of third-party action, employee error, defects or bugs, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information, personal information or other private or proprietary data, or any such information or data of our customer, could result in the loss of data or the loss or corruption of, or unauthorized access to or acquisition of, intellectual property or trade secrets or other data, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation. Further, any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and to implement measures in an effort to prevent further breaches or incidents.

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

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address in a timely manner, or implement adequate preventative measures.

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

As of March 31, 2019, we had 1,183 full-time employees, of whom approximately 37% were located in the United States, 28% were located in France, 8% were located in China, 7% were located in Germany and 7% were located in the United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.

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
•

Sales personnel being compensated on annual plans and finalizing sales transactions in the quarter ending December 31, thereby exhausting most of their sales pipeline for the quarter ending December 31; and

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

•	Network outages or performance degradation of our cloud service;
•	Actual or perceived security breaches and incidents;
•	General economic, industry and market conditions;
•	Customer renewal rates;
•	Increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
•	Changes in our pricing policies or those of our competitors;
•	The budgeting cycles and purchasing practices of customers;
•	Decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
•	Decisions by potential customers to develop in-house solutions as alternatives to our platform;
•	Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
•	Delays in our ability to fulfill our customers’ orders;
•	Seasonal variations in sales of our solution;
•	The cost and potential outcomes of future litigation or other disputes;
•	Future accounting pronouncements or changes in our accounting policies;
•	Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•	Fluctuations in share-based compensation expense;
•	Fluctuations in foreign currency exchange rates;
•

The timing and success of new products and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	The timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•	Other risk factors described in this Quarterly Report.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trademarks, copyrights, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2019, we had two pending patent applications and no issued patents. If we decide to seek further patent protection in the future, we may be unable to obtain any patent protection for our technology. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of March 31, 2019, we had two pending patent applications and no issued patents. As a result, we do not currently have a patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

A wide variety of provincial, state, national and international laws and regulations, including the European Union’s General Data Protection Regulation, or GDPR, apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. For example, administrative fines of under the GDPR can be as great as 20 million Euros or four percent of annual global turnover, whichever is highest. Any actual or perceived loss, improper retention or misuse of certain information or any actual or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in regulatory investigations, enforcement actions, private litigation or other proceedings against us, with related consequences potentially including fines, imprisonment of company officials and public censure, consent decrees or other orders that may hamper our ability to conduct business or adapt our business, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy, data protection, or data security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition and operating results.

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

Privacy, data protection and security have become significant issues in the United States, Europe and in other jurisdictions where we offer our products. The regulatory frameworks for privacy, data protection and information security issues worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting data protection, data privacy and/or security. Industry organizations also regularly adopt and advocate for new standards in these areas. If we fail to comply with any of these laws or standards, we may be subject to investigations, enforcement actions, civil litigation, fines and other penalties, all of which may generate negative publicity and have a negative impact on our business.

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

Additionally, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear whether any further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own data security, privacy and data protection legal frameworks with which we or our customers must comply. In the European Union, the GDPR replaced prior European Union data protection law as of May 25, 2018. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-

compliance. Administrative fines under the GDPR can be as great as 20 million Euros or four percent of annual global turnover, whichever is highest. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR contains a number of obligations that differ from previously-effective data protection legislation in the European Union, and because the GDPR’s enforcement history is limited, we are unable to predict how certain obligations under the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

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

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also agree to contractual obligations to comply with other obligations relating to privacy, data protection or data security, such as particular standards for information security measures. We expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data protection and information security. We cannot yet determine the impact these laws and regulations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Because the interpretation and application of many laws and regulations relating to privacy, data protection and information security, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, and we could face fines, lawsuits and other claims and penalties, and we could find it necessary or appropriate to fundamentally change our products, or our practices, which could have an adverse effect on our business. Any actual or perceived inability to adequately address privacy, data protection and data security concerns, even if unfounded, or comply with applicable privacy, data protection and data security laws, regulations, policies or other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, data protection and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards in these areas, our business may be harmed.

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

During the years ended December 31, 2017 and 2018 and the three months ended March 31, 2019, total revenue generated outside of France and the Americas was 38.2%, 41.2% and 41.3% of our total revenue, respectively. Our primary research and development operations are located in France, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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
•

Tariffs imposed by the U.S. government on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the E.U. and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remains uncertain;

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

Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. On March 29, 2017, the UK government delivered the Article 50 notice to the European Council. This started a period of up to two years of negotiations for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Although the withdrawal of the UK from the EU was scheduled to take effect on March 29, 2019, the withdrawal agreement was extended until April 12, 2019, and further extended until October 31, 2019. Without any further extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom’s membership in the European Union would end automatically on October 31, 2019.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of the ADSs. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition (including allocation of the transaction price to separate performance obligations),  the amortization period for contract acquisition costs, fair value of acquired intangible assets, goodwill impairment test and measurement of share-based compensation. As of January 1, 2019, we are no longer a foreign private issuer and therefore have prepared the financial statements in this Quarterly Report in conformity with GAAP.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

As of January 1, 2019, we are no longer a foreign private issuer and therefore have begun preparing our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 842 in 2019, as discussed in Note 1 to our accompanying consolidated financial statements, has had and continues to have a significant impact on our consolidated statement of financial position. Further, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

In addition, holders of up to 2,112,895 shares of our ordinary shares and ADSs, or 7.0% of our total ordinary shares and ADSs, based on ordinary shares and ADSs outstanding as of March 31, 2019, are entitled to rights with respect to registration of our ordinary shares pursuant to a shareholder agreement. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of ADSs, they could adversely affect the market price for our ADSs. Furthermore, if we file a registration statement for the purposes of selling additional ADSs to raise capital and are required to include ADSs held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

As of January 1, 2019, we are no longer a foreign private issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer will be higher than the costs we incurred as a foreign private issuer. As of January 1, 2019, we are required to file periodic reports on Form 10-Q,  current reports on Form 8-K, and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are required under current SEC rules to prepare our financial statements in accordance with GAAP, rather than IFRS, and modify certain of our policies to comply with corporate governance practices associated with U.S. domestic issuers. Such conversion of our financial statements to GAAP has and will continue to involve significant time and cost. In addition, we are no longer able to rely upon exemptions from certain corporate governance requirements of the NASDAQ Stock Market, or NASDAQ, that are available to foreign private issuers and are subject to the procedural requirements related to the solicitation of proxies consents and authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. Our officers and directors are also subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

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

 Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own 8.9% of our ordinary shares and ADSs outstanding as of March 31, 2019. As a result, these shareholders, acting together, have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

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

•

Pursuant to French law, our By-laws, including the sections relating to the number of directors and election and removal of a director from office, may only be modified by a resolution adopted by a two-thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting; and

•

Our shares take the form of bearer securities or registered securities, if applicable legislation so permits, according to the shareholder’s choice. Issued shares are registered in individual accounts opened by us or any authorized intermediary (depending on the form of such shares), in the name of each shareholder and kept according to the terms and conditions laid down by the legal and regulatory provisions.

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

Certain members of our board of directors and certain of our subsidiaries and certain experts named in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, are non-residents of the United States, and all of or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.

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

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. In addition, our Loan Agreement restricts, and any furture indebtedness may restrict, our ability to pay dividends. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your ADSs for the foreseeable future and the success of an investment in ADSs will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of ADSs after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that the ADSs will appreciate in value or even maintain the price at which our shareholders have purchased the ADSs. Investors seeking cash dividends should not purchase the ADSs.

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

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2018, and we do not believe we are a PFIC in the current taxable year or the foreseeable future. Since a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we cannot assure you that we will not be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, the U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Loan and Security Agreement, dated February 14, 2019, by and among Talend, Inc., Talend USA, INC., Stitch Inc. and Pacific Western Bank.					X

10.2	First Amendment to Loan and Security Agreement, dated April 3, 2019, by and among Talend, Inc., Talend USA, INC., Stitch Inc. and Pacific Western Bank.					X

10.3	Intellectual Property Security Agreement, dated February 14, 2019, between Talend, Inc. and Pacific Western Bank.					X

10.4	Intellectual Property Security Agreement, dated February 14, 2019, between Talend USA, INC. and Pacific Western Bank.					X

10.5	Intellectual Property Security Agreement, dated February 14, 2019, between Stitch Inc. and Pacific Western Bank.					X

10.6++	Amendment to Laurent Bride Expatriation Agreement dated June 22, 2015 between Talend S.A., Talend Inc. and Laurent Bride.					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	X

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Talend S.A. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

++ Indicates management contract.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TALEND S.A.

/s/ Michael Tuchen
Michael Tuchen
Chief Executive Officer (Principal Executive Officer)

/s/ Adam Meister
Adam Meister
Chief Financial Officer (Principal Financial Officer)

Dated:  May 10, 2019