Form 10-Q
period 2019-06-30
Talend S.A.
filed 2019-08-09
CIK 1668105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___ to ___

Commission File Number 001-37825

Talend S.A.

(Exact name of registrant as specified in its charter)

France	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9, rue Pages
Suresnes, France	92150
(Address of principal executive offices)	(Zip Code)

+33 (0) 1 46 25 06 00

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share Ordinary shares, nominal value €0.08 per share*	TLND	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC*

* Not for trading, but only in connection with the listing of the American Depositary Shares on the NASDAQ Stock Market LLC.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧  Yes  ◻  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ⌧  Yes  ◻  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 2, 2019, the registrant had 30,565,605 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$32,112	$34,104
Accounts receivable, net of allowance for doubtful accounts of $2,767 and $1,882, respectively	47,560	67,531
Contract acquisition costs	10,074	9,563
Other current assets	9,199	9,461
Total current assets	98,945	120,659
Non-current assets:
Contract acquisition costs	19,927	19,390
Operating lease right-of-use assets	29,067	—
Property and equipment, net	5,951	6,335
Goodwill	49,834	49,659
Intangible assets, net	16,739	19,420
Other non-current assets	4,640	3,661
Total non-current assets	126,158	98,465
Total assets	$225,103	$219,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,807	$5,760
Accrued expenses and other current liabilities	33,461	36,475
Contract liabilities - deferred revenue, current	125,109	127,065
Operating lease liabilities, current	4,228	—
Short-term debt	289	208
Total current liabilities	168,894	169,508
Non-current liabilities:
Deferred income taxes	477	469
Other non-current liabilities	1,029	950
Contract liabilities - deferred revenue, non-current	16,852	23,082
Operating lease liabilities, non-current	26,210	—
Long-term debt	558	676
Total non-current liabilities	45,126	25,177
Total liabilities	214,020	194,685
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 30,558,748 and 30,158,374 shares authorized, issued and outstanding, respectively	3,164	3,128
Additional paid-in capital	267,281	244,878
Accumulated other comprehensive income	750	607
Other reserves	213	138
Accumulated losses	(260,325)	(224,312)
Total stockholders’ equity	11,083	24,439
Total liabilities and stockholders’ equity	$225,103	$219,124

The above condensed consolidated statements of financial position should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Subscriptions	$52,901	$42,027	$102,938	$81,813
Professional services	7,690	7,728	15,491	14,755
Total revenue	60,591	49,755	118,429	96,568
Cost of revenue
Subscriptions	8,484	5,559	15,806	10,927
Professional services	7,275	6,314	15,153	12,195
Total cost of revenue	15,759	11,873	30,959	23,122
Gross profit	44,832	37,882	87,470	73,446
Operating expenses
Sales and marketing	34,579	27,832	69,305	53,974
Research and development	16,577	10,142	31,435	19,871
General and administrative	11,616	8,738	22,028	18,612
Total operating expenses	62,772	46,712	122,768	92,457
Loss from operations	(17,940)	(8,830)	(35,298)	(19,011)
Other income (expense), net	(234)	132	(591)	209
Loss before benefit (provision) for income taxes	(18,174)	(8,698)	(35,889)	(18,802)
Provision for income taxes	(116)	(41)	(39)	(52)
Net loss	$(18,290)	$(8,739)	$(35,928)	$(18,854)

Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(0.60)	$(0.29)	$(1.18)	$(0.64)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	30,455	29,741	30,352	29,641

The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(18,290)	$(8,739)	$(35,928)	$(18,854)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(245)	(287)	143	(29)
Total comprehensive loss	$(18,535)	$(9,026)	$(35,785)	$(18,883)

The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2019
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at March 31, 2019	30,359,600	$3,146	$255,408	$995	$182	$(242,035)	$17,696
Net loss for the period	—	—	—	—	—	(18,290)	(18,290)
Other comprehensive loss	—	—	—	(245)	—	—	(245)
Restricted stock units reserve	—	—	(31)	—	31	—	—
Shares issued from restricted stock unit vesting	109,994	11	(11)	—	—	—	—
Exercise of stock awards	89,154	7	1,359	—	—	—	1,366
Share-based compensation	—	—	10,556	—	—	—	10,556
Balance at June 30, 2019	30,558,748	$3,164	$267,281	$750	$213	$(260,325)	$11,083

	Three Months Ended June 30, 2018
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at March 31, 2018	29,630,663	$3,079	$221,918	$930	$91	$(193,283)	$32,735
Net loss for the period	—	—	—	—	—	(8,739)	(8,739)
Other comprehensive loss	—	—	—	(287)	—	—	(287)
Restricted stock units reserve	—	—	(23)	—	23	—	—
Shares issued from restricted stock unit vesting	51,904	—	—	—	—	—	—
Exercise of stock awards	198,742	19	2,166	—	—	—	2,185
Share-based compensation	—	—	4,695	—	—	—	4,695
Balance at June 30, 2018	29,881,309	$3,098	$228,756	$643	$114	$(202,022)	$30,589

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2019
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at January 1, 2019	30,158,374	$3,128	$244,878	$607	$138	$(224,312)	$24,439
Adjustment on initial application of ASC 842	—	—	—	—	—	(85)	(85)
Adjusted balance at January 1, 2019	30,158,374	3,128	244,878	607	138	(224,397)	24,354
Net loss for the period	—	—	—	—	—	(35,928)	(35,928)
Other comprehensive gain	—	—	—	143	—	—	143
Restricted stock units reserve	—	—	(75)	—	75	—	—
Shares issued from restricted stock unit vesting	142,628	13	(13)	—	—	—	—
Exercise of stock awards	198,847	18	2,977	—	—	—	2,995
Issuance of ordinary shares in connection with employee stock purchase plan	58,899	5	2,268	—	—	—	2,273
Share-based compensation	—	—	17,246	—	—	—	17,246
Balance at June 30, 2019	30,558,748	$3,164	$267,281	$750	$213	$(260,325)	$11,083

	Six Months Ended June 30, 2018
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at January 1, 2018	29,439,767	$3,059	$215,390	$672	$49	$(183,168)	$36,002
Net loss for the period	—	—	—	—	—	(18,854)	(18,854)
Other comprehensive loss	—	—	—	(29)	—	—	(29)
Restricted stock units reserve	—	—	(65)	—	65	—	—
Shares issued from restricted stock unit vesting	51,904	—	—	—	—	—	—
Exercise of stock awards	389,638	39	4,715	—	—	—	4,754
Share-based compensation	—	—	8,716	—	—	—	8,716
Balance at June 30, 2018	29,881,309	$3,098	$228,756	$643	$114	$(202,022)	$30,589

The above condensed consolidated statements of changes in equity should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(35,928)	$(18,854)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	1,399	923
Amortization of intangible assets	2,655	1,020
Unrealized loss foreign exchange	170	286
Share-based compensation	17,246	8,716
Changes in operating assets and liabilities:
Accounts receivable	20,020	13,401
Operating leases	(55)	—
Other assets	(2,122)	(1,973)
Accounts payable	1,041	(191)
Accrued expenses and other current liabilities	(2,051)	1,046
Contract liabilities - deferred revenue	(7,999)	115
Net cash (used in) from operating activities	(5,624)	4,489
Cash flows from investing activities:
Acquisition of property and equipment	(1,544)	(1,348)
Net cash used in investing activities	(1,544)	(1,348)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares related to exercise of stock awards	2,995	4,754
Proceeds from issuance of ordinary shares related to employee stock purchase plan	2,273	—
Repayment of borrowings	(36)	(154)
Net cash from financing activities	5,232	4,600
Net (decrease) increase in cash and cash equivalents	(1,936)	7,741
Cash and cash equivalents at beginning of the period	34,104	87,387
Effect of exchange rate changes on cash and cash equivalents	(56)	(1,739)
Cash and cash equivalents at end of the period	$32,112	$93,389

The above condensed consolidated statements of cash flows should be read in conjunction with the accompanying notes.

1. Organization and summary of significant accounting policies

Business

Talend S.A. (“the Company”), incorporated in France in 2005, has its registered office located at 9, rue Pages, 92150 Suresnes. Talend’s software platform, Talend Data Fabric, integrates data and applications in real-time across modern big data and cloud environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers.

As used in this Quarterly Report, the term “the Company” refers to Talend S.A, and the terms “Talend,” “we,” “our,” “us,” and “the Group” refer to Talend S.A. and its consolidated subsidiaries, unless the context otherwise requires.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2019 and December 31, 2018, the results of operations, comprehensive loss and changes in equity for the three and six months ended June 30, 2019 and June 30, 2018, and cash flows for the six months ended June 30, 2019 and June 30, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2018 filed with the SEC on February 28, 2019. Certain prior year financial information in the statement of cash flows has been reclassified to conform with current year presentation. The Company’s results of operations, comprehensive loss and changes in equity for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019, or for any future period.

In addition, the Consolidated Statement of Financial Position as of December 31, 2018 has been revised to reflect an immaterial re-classification of deferred revenue between short term and long term. The revision, in the amount of $2.6 million, resulted in an increase in Contract liabilities – deferred revenue, current, and a decrease in Contract liabilities – deferred revenue, non-current, compared to amounts previously presented on the Consolidated Statement of Financial Position. The Consolidated Statement of Financial Position as of December 31, 2018 and Consolidated Statement of Cash Flows as of June 30, 2018 have also been revised to reflect an immaterial re-classification of restricted cash between cash and cash equivalents and other current assets. The revision, in the amount of $0.4 million, resulted in an increase in cash and cash equivalents and a corresponding decrease in other current assets, compared to what was previously presented.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price to separate performance obligations), the amortization period for contract acquisition costs, fair value of acquired intangible assets and goodwill, and share-based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

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

Recently adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities for those leases currently classified as operating leases under ASC Topic 840 Leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In 2018, the FASB issued ASU 2018-10, 2018-11 and 2018-20, providing, among other things, codification improvements, the optional transition method, the treatment of sales and similar taxes as lease cost by policy elections, the requirement to exclude certain variable payments from consideration and the allocation of certain variable payments between lease and non-lease components. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

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

Accounting standards issued not yet adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use- Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for the Group’s interim and annual periods beginning January 1, 2020 and earlier adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Group will adopt this standard on a prospective basis as of January 1, 2020 and is evaluating the impact ASU 2018-15 will have on the consolidated financial statements and related disclosures.

2. Business combinations

On November 9, 2018, Talend, Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Stitch Inc., (“Stitch”), a leading cloud-based service to seamlessly load data to cloud data warehouses, for a cash payment of $59.5 million. Talend, Inc, also incurred transaction costs of approximately $0.7 million, which are included in general and administrative expense in the Group’s consolidated statements of operations for the year ended December 31, 2018. Stitch’s self-service solution for efficiently moving data from cloud applications into cloud data warehouses and Stitch’s low-touch sales strategy further enhances the Group’s alignment with cloud platforms such as Microsoft Azure, Amazon AWS, Databricks and Snowflake. In addition, the acquisition of Stitch further addresses the growing demand from data engineers and analyst for self-service cloud data integration solutions.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition including measurement period adjustments through June 30, 2019 (in thousands):

Fair Value
Cash	$1,625
Acquired developed technology	11,400
Customer relationships	3,300
Goodwill	43,635
Other assets, net	(57)
Deferred revenue	(410)
Total consideration transferred	$59,493

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

During the three months ended June 30, 2019, the Company adjusted the preliminary amount of the acquisition date fair value assigned to goodwill by $0.2 million to reflect measurement period adjustments related to accrued liabilities.

The fair value of acquired developed technology was determined using an excess earnings method based on revenue forecasts related to the expected evolution of the technology over time. The fair value of customer relationships was determined using the with-and-without method, whereby the value of existing customer relationships is determined using two different scenarios: 1) net revenues less related costs with the customer relationships and 2) net revenues less related costs without the customer relationships. The incremental difference between the two scenarios was then used to estimate the fair value of the Stitch’s existing customer relationships. Both methods used a discounted cash flow method at the discounted rate of 13.5%.

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

The following table reflects the Group’s accounts receivable, contract acquisition costs and contract liabilities – deferred revenue (in thousands):

	June 30, 2019	December 31, 2018
Assets
Accounts receivable, net	$47,560	$67,531
Contract assets - unbilled revenue	1,342	941
Contract acquisition costs - current	10,074	9,563
Contract acquisition costs - non-current	19,927	19,390
Total contract assets	$78,903	$97,424

Liabilities
Contract liabilities - deferred revenue - current	125,109	127,065
Contract liabilities - deferred revenue - non-current	16,852	23,082
Total contract liabilities	$141,961	$150,147

Significant changes in the contract acquisition costs and the contract liabilities balances during the period are as follows (in thousands):

	Contract assets -	Contract	Contract liabilities -
	unbilled revenue	acquisition costs	deferred revenue
Balances at January 1, 2019	$941	$28,953	$150,147
Transferred to accounts receivable from unbilled revenue	(1,893)	—	—
Increase due to new unbilled revenue	2,294	—	—
Additional contract acquisition costs deferred	—	6,374	—
Amortization of deferred contract acquisition costs	—	(5,326)	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	—	(89,918)
Increases due to invoicing prior to satisfaction of performance obligations, net of amounts recognized as revenue during the period	—	—	81,732
Balance at June 30, 2019	$1,342	$30,001	$141,961

As of June 30, 2019, $10.1 million of the Group’s contract acquisition costs are expected to be amortized within the next 12 months and therefore are included in current assets. The remaining amount of Group’s contract acquisition costs are included in non-current assets. There were no impairments of assets related to Group’s contract acquisition costs during the period-ended June 30, 2019.

Remaining Performance Obligations

The Group’s contracts with customers include amounts allocated to performance obligations of $181.7 million that will be satisfied at a later date. As of June 30, 2019, $135.8 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $45.9 million thereafter.

Disaggregation of Revenues

The following table sets forth the Group’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas	$27,503	$22,646	$54,710	$43,799
EMEA	27,245	23,887	53,582	46,747
Asia Pacific	5,843	3,222	10,137	6,022
	$60,591	$49,755	$118,429	$96,568

Revenues from the Company’s country of domicile, based on sales that took place in France, totaled $9.4 million and $7.9 million for the three months ended June 30, 2019 and 2018, respectively, and $18.4 million and $15.4 million for the six months ended June 30, 2019 and 2018, respectively.

4. Net loss per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential ordinary shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for the three and six months ended June 30, 2019 and 2018, the diluted loss per share is equal to basic loss per share.

The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net loss	$(18,290)	$(8,739)	$(35,928)	$(18,854)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	30,455	29,741	30,352	29,641

Basic and diluted net loss per share	$(0.60)	$(0.29)	$(1.18)	$(0.64)

5. Fair value measurement

The Group reports assets and liabilities recorded at fair value on the Group’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of judgement associated with the inputs to the valuation of these assets or liabilities are as follows:

●	Level 1: observable quoted prices (unadjusted) in active markets for identical financial assets or liabilities.

●	Level 2: inputs other than quoted prices (other than level 1) in active markets, that are observable either directly (i.e. as prices) or indirectly (i.e. derived from prices).

●	Level 3: unobservable inputs that are supported by little or no market data, and may require significant management judgment or estimation.

The fair value measurement level within the fair value hierarchy for a particular asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial instruments not measured at fair value on the Company’s consolidated statement of financial position, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables and debt.

For cash and cash equivalents, accounts receivable and certain other receivables, accounts payable and certain other payables, their fair value is deemed to approximate their carrying amount due to the short-term nature of these balances and are categorized as Level 1.

For deposits, as they are not significant, the difference between their fair value and their carrying amount is not deemed significant.

For debt, their fair value was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. The difference between their fair value and their carrying amount of debt is not deemed significant.

There were no transfers between levels of the fair value hierarchy during the six month periods ended June 30, 2019 or 2018.

6. Balance sheet components

The following tables represent balance sheet components (in thousands):

	As of June 30,	As of December 31,
Other current assets	2019	2018
Research tax credit	625	612
Unbilled revenue	1,342	941
Prepaid expenses	5,879	6,244
Other assets	1,353	1,664
Other current assets	$9,199	$9,461

	As of June 30,	As of December 31,
Other non-current assets	2019	2018
Research tax credit	$2,208	$2,214
Deposits	862	793
Other non-current assets	1,570	654
Other non-current assets	$4,640	$3,661

	As of June 30,	As of December 31,
Property and equipment	2019	2018
Computer equipment and software	$8,398	$6,778
Fixtures and fittings	1,827	1,925
Leasehold improvements	3,839	4,823
Property and equipment, gross	14,064	13,526
Less: accumulated depreciation	(8,113)	(7,191)
Property and equipment, net	$5,951	$6,335

	As of June 30,	As of December 31,
Accrued expenses and other liabilities	2019	2018
Accrued compensation and benefits	$21,564	$21,343
VAT payable	4,227	5,051
Other taxes	525	698
Contingent liabilities	656	408
Other current liabilities	6,489	8,975
Accrued expenses and other liabilities	$33,461	$36,475

Intangible assets as of June 30, 2019 and December 31, 2018 included the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,002	$(2,802)	$2,200	$5,009	$(1,984)	$3,025	2 years
Acquired developed technology	19,682	(5,143)	14,539	20,087	(3,692)	16,395	5 years
Total	$24,684	$(7,945)	$16,739	$25,096	$(5,676)	$19,420

Amortization expense for intangible assets was $1.3 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.7 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense related to intangible assets at June 30, 2019 (in thousands):

Amount
Remainder of 2019	$2,660
2020	5,045
2021	3,669
2022	3,465
2023	1,900
Thereafter	—
Total amortization expense	$16,739

7. Debt

As part of the Restlet SAS acquisition in 2016, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of June 30, 2019, the debt had a carrying value of $0.8 million, of which $0.3 million is due within twelve months. The debt balance as of December 31, 2018 was $0.9 million, of which $0.2 million was due within twelve months.

Line of credit

On February 14, 2019, Talend, Inc., Talend USA, Inc. and Stitch Inc. (the “Borrowers”), all wholly-owned subsidiaries of the Company, entered into a revolving credit facility with Square 1 Bank, a division of Pacific Western Bank (“PWB) (the “Loan Agreement”). The Loan Agreement provides for a revolving line of credit facility, which expires February 14, 2022. Under the Loan Agreement, the Borrowers are able to borrow an aggregate principal amount of up to $30.0 million at any time outstanding (the “Maximum Amount”). Under the terms of the Loan Agreement, the principal amount of loans made to the Borrowers, plus the amount of any ancillary services, including Letters of Credit issued for the account of the Borrowers, at any time outstanding cannot exceed the lesser of (i) the Maximum Amount and (ii) the product of three times the average Trailing Monthly Subscription Revenue times the Retention Rate. The proceeds of the loans under the Loan Agreement may be used for working capital and general corporate purposes.

The Loan Agreement includes customary financial covenants and restrictive covenants, in each case subject to certain exceptions, that limit the Borrower’s ability to, among other things: dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens and make investments, in each case subject to certain exceptions. The documentation entered into by the Company pursuant to the Loan Agreement also contains similar types of restrictive covenants applicable to the Company and its subsidiaries. The Borrowers must also comply with a financial covenant requiring them to maintain minimum annualized recurring revenue, measured quarterly. The Borrowers must also maintain a minimum liquidity amount, comprised of the Company’s consolidated cash and cash equivalents plus loans available to be drawn under the Loan Agreement, equal to at least $15.0 million at all times.

Loans under the Loan Agreement will bear interest at PWB’s announced prime rate. Interest on each advance is due and payable monthly and the principal balance is due at maturity. The Borrowers are also required to pay, on a quarterly basis, a fee equal to 0.25% per annum of any amounts undrawn under the Loan Agreement. During the six months ended June 30, 2019, no amounts had been drawn on the credit facility under the Loan Agreement.

8. Share capital and reserves

At June 30, 2019, there were 30,558,748 ordinary shares outstanding, each with a nominal value of €0.08.

Between January 1, 2019 and June 30, 2019, the Company’s board of directors acknowledged increases in share capital as a result of the issuance of 198,847 ordinary shares, upon the exercise of share options, employee warrants (BSPCE) and warrants (BSA) classified as share-based payments, representing a total amount of €2.4 million.

Other reserves

The Company’s board of directors, acting upon delegation of the shareholders' meetings held to date, has granted restricted stock units or free shares (actions gratuites, under French law), to employees and officers of the Group. The Company created a specific restricted reserve account in connection with the issuance of granted restricted stock units or free shares equal to €186,955 at June 30, 2019. Upon vesting of each of the restricted stock units or free shares pursuant to our free share plans, a new share of the Company will be issued to the relevant beneficiary and, simultaneously, an amount equal to €0.08 will be withdrawn from the above reserve to increase the share capital of the Company.

9. Share-based payment plans

The following table summarizes the number of stock options and warrants outstanding (in thousands):

	Number of	Number of employee	Number of
	stock options	BSPCE warrants	BSA warrants
Balance at January 1, 2018	2,282	343	88
Granted during the period	2	—	38
Exercised during the period	(328)	(51)	(10)
Forfeited during the period	(79)	(2)	—
Balance at June 30, 2018	1,877	290	116
Balance at January 1, 2019	1,707	229	131
Granted during the period	—	—	75
Exercised during the period	(164)	(35)	—
Forfeited during the period	(112)	(4)	—
Balance at June 30, 2019	1,431	190	206

At June 30, 2019, there were 479,468 stock options, employee warrants (BSPCE), warrants (BSA) and restricted stock units available for grant under the Company’s share pool reserve.

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

(a)	Stock options

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

A summary of stock option activity and related weighted-average exercise prices ("WAEP") and weighted-average remaining contractual term (“WACT”) under all of the plans at June 30, 2019 are presented in the following table (in thousands, except exercise price per option):

	Number of stock options outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance at December 31, 2018	1,707	$11.95	6.3	$42,769
Granted	—	—
Exercised	(164)	14.25
Forfeited	(112)	19.57
Balance at June 30, 2019	1,431	$11.02	5.6	$39,503
Vested and expected to vest at June 30, 2019	1,407	$10.93	5.6	$38,954
Exercisable at June 30, 2019	1,191	$9.40	5.3	$34,812

The total intrinsic values of stock options exercised during the period ended June 30, 2019 was $5.3 million.

(b)	Employee warrants (BSPCE)

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

A summary of employee warrants (BSPCE) activity and related weighted-average exercise prices ("WAEP") and weighted-average remaining contractual term (“WACT”) under all of the plans at June 30, 2019 are presented in the following table (in thousands, except exercise price per warrant):

	Number of employee warrants outstanding	WAEP per warrant	WACT (in years)	Aggregate intrinsic value
Balance at December 31, 2018	229	$15.49	6.7	$4,922
Granted	—	—
Exercised	(35)	12.58
Forfeited	(4)	25.00
Balance at June 30, 2019	190	$15.79	6.2	$4,350
Vested and expected to vest at June 30, 2019	184	$15.79	6.3	$4,212
Exercisable at June 30, 2019	147	$13.95	5.9	$3,641

(c)	Restricted Stock Units (RSU)

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

	Number of service-	Number of performance-	Weighted-average
	based RSUs	based RSUs	grant date fair value
Balance at December 31, 2018	1,210	301	$44.9
Granted	924	351	47.4
Vested and released	(119)	(24)	35.1
Forfeited	(125)	(181)	43.7
Balance at June 30, 2019	1,890	447	$46.9
Expected to vest at June 30, 2019	1,470	155	$46.7

(d)	Warrants (BSA)

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

In the second quarter of 2019, the Company’s board of directors granted 74,760 warrants (BSA), with an exercise price of $47.79 and grant date fair value of $14.98 per warrant. The warrants (BSA) vest quarterly over a one-year period and at June 30, 2019, none of the warrants (BSA) are exercisable.

(e)	Employee Stock Purchase Plan

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

Under the ESPP, employees are eligible to purchase ADSs through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs will be 85% of the lower of the fair value of the Company’s ADSs on the first trading day of the offering period or on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ADS, valued at the start of the offering period, under the ESPP in any calendar year. As of June 30, 2019, $2.1 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.

(f)	Compensation expense

Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue - subscriptions	$899	$315	$1,528	$492
Cost of revenue - professional services	603	183	1,130	287
Sales and marketing	3,106	1,523	4,633	2,704
Research and development	3,186	1,359	5,418	2,542
General and administrative	2,762	1,315	4,537	2,691
Total share-based compensation expense	$10,556	$4,695	$17,246	$8,716

As of June 30, 2019, the Company had $51.3 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 2.0 years.

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

ROU assets represent the Group’s right to use an underlying asset for the lease term and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Group’s leases do not provide an implicit rate, the Group uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Group’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group has lease agreements with lease and non-lease components, which are generally accounted for separately, but the Group has made an accounting policy decision to account for the lease and non-lease components as a single lease component. The Group also made an accounting policy decision to not record ROU assets or lease liabilities for leases with terms of 12 months or less. The Group has operating leases for corporate offices, none of which have variable lease payments.

The components of lease expense as of June 30, 2019 were as follows (in thousands):

Amount
Operating lease cost	$633
Amortization of right-of-use assets	2,187
Total lease costs	$2,820

The balances for our operating leases are presented within our consolidated balance sheet as follows (in thousands):

June 30, 2019
Operating lease right-of-use assets	$29,067
Operating lease liabilities	$30,438

Other information related to our operating leases is as follows (dollars in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,018
Weighted average remaining lease term for operating leases	7.1 years
Weighted average discount rate	5.4%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Amount
Remainder of 2019	$2,788
2020	5,173
2021	5,176
2022	5,126
2023	4,043
Thereafter	13,970
Total lease payments	36,276
Less imputed interest	(5,838)
Total	$30,438

Disclosures Related to Periods Prior to Adoption of New Lease Standard

Future minimum undiscounted lease payments as of December 31, 2018 were as follows (in thousands):

Amount
2019	$5,286
2020	5,757
2021	5,591
2022	5,320
2023	4,014
Thereafter	14,832
Total future minimum lease payments	$40,800

Legal Proceedings

In the ordinary course of business, the Company may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. For example, the Company has been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. The Company evaluates these claims and lawsuits with respect to their potential merits, the Company’s potential defenses and counterclaims, and the expected effect on it of defending the claims and a potential adverse result. The Company is not presently a party to any legal proceedings that in the opinion of its management, if determined adversely to it, would have a material adverse effect on its business, financial condition or results of operations.

11.	Income tax

The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was (0.3%) and (0.7%) for the three months ended June 30, 2019 and 2018, respectively, and 0.1% and (0.4%) for the six months ended June 30, 2019 and 2018, respectively.

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

12.	Related party transactions

As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of June 30, 2019, the debt had a carrying value of $0.8 million, see Note 7. There are no other material related party transactions that require disclosures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “may”, “believe”, “expect”, “anticipate”, “estimate”, “predict”, “intend”, “plan”, “targets”, “projects”,

“likely”, “will”, “would”, “could”, “should”, “contemplate” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	Our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, expectations about our future cash flow, and ability to achieve and maintain profitability;
●	The sufficiency of our cash and cash equivalents, together with borrowing available under our Loan Agreement, to meet our liquidity needs;
●	Our plans to expand our non-U.S. presence to address the needs of our global customers and to acquire customers in new geographies;
●	Our plans to invest in new product development, adding new features and services, increasing functionality, and enhancing our integration cloud infrastructure, which will increase research and development expenses in absolute dollars;
●	Our plans to continue to invest additional resources in our cloud-based offerings and services and increased cost of hosting fees;
●	Our expectation that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue;
●	Our expectation that our cloud integration business will grow as a percentage of revenue;
●	Our expectation that professional services revenue growth will slow, and may decline, as we work with more systems integrators and as our cloud-based offerings increase;
●	Our expectation that we will continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events, which may affect our sales and marketing costs in a particular quarter;
●	Our plan to invest in training and retention of our sales team; and
●	Our expectation that, in the future, general and administrative expenses will increase as we invest in our infrastructure and incur additional employee-related costs and professional fees related to the growth of our business.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this quarterly report. You should read thoroughly this quarterly report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.

Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud integration products; our ability to successfully manage our business model transition to cloud-based products and a customer-centric sales model; our ability to successfully expand into our existing markets and into new domestic and international markets; our long and unpredictable sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for big data applications; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our Talend Big Data Integration and Talend Cloud solutions; our ability to deliver high quality customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; our ability to comply with existing and modified or new government laws and regulations, including privacy, data security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; exposure to political, economic and social events in the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; general economic conditions; our estimates and judgments relating to our critical accounting policies; and changes in accounting principles generally accepted in the United States.

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

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements made in this quarterly report relate only to events or information as of the date on which the statements are made in this quarterly report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenue, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results could differ materially from those discussed in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A. “Risk Factors”.

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

Our employee base has grown from 886 employees as of December 31, 2017 to 1,136 employees as of December 31, 2018, and 1,227 employees as of June 30, 2019. We plan to continue to expand our non-U.S. presence to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.

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

We generate the majority of our revenue from subscriptions of our commercial solutions. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 85% of our total revenue in the year ended December 31, 2017, to 86% in the year ended December 31, 2018, to 87% in the six month period ended June 30, 2019.

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

Annual Recurring Revenue

Annual Recurring Revenue (“ARR”) represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of premise-based products and SaaS offerings and excludes original equipment manufacturer (“OEM”) sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve. As of June 30, 2019, ARR was $218.0 million, representing growth of 28% from June 30, 2018, driven by strong demand for our cloud-based solutions.

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

	Three Months Ended
	Jun 30,	Sep 30,	Dec 31,	March 31,	June 30,
	2018	2018	2018	2019	2019
Actual FX rates	39%	36%	38%	26%	26%
Constant Currency	34%	36%	40%	31%	30%

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

The following table summarizes on a quarterly basis the number of customers above $0.1 million of annualized subscription revenue since June 30, 2018.

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2019	2019
Customers count	427	444	472	501	525

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

The following table summarizes our quarterly dollar-based net expansion rate since April 1, 2018 on both an actual and constant currency basis.

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
Dollar-based net expansion rate	2018	2018	2018	2019	2019
Actual FX rates	125%	123%	122%	117%	115%
Constant Currency	119%	118%	120%	118%	118%

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

The table below shows our free cash flow for each of the three and six months ended June 30, 2019 and 2018, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). For the six months ended June 30, 2019, our free cash flow was negatively impacted by pre-billed contract duration compression. We expect free cash flow to continue to be negatively affected by this trend for the remainder of fiscal 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash from (used in) operating activities	$2,297	$(1,196)	$(5,624)	$4,489
Less: Acquisition of property & equipment	957	788	1,544	1,348
Free Cash Flow	$1,340	$(1,984)	$(7,168)	$3,141

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

Professional services revenue.  Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. These engagements are generally provided by our own team of specialized consultants or by third-party consultants to whom we contract on a periodic basis. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and material basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect our professional services revenue growth will slow, and may decline, as we work with more systems integrators, who assist our customers with the implementation of our solutions and as our cloud-based offerings increase since less service attach to such offerings.

Cost of Revenue

Cost of subscription revenue.  Cost of subscription revenue consists primarily of employee-related costs, including salaries and bonuses, sales commissions, share-based payment expense and employee benefit costs associated with our customer support organization. It also includes expenses related to hosting and operating our cloud infrastructure, licensing of third-party intellectual property and related overhead. We use a third-party cloud platform provider to provide our cloud solution. We allocate overhead such as information technology infrastructure, rent and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of subscription revenue and operating expense categories.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated statements of operations
Revenue
Subscriptions	$52,901	$42,027	$102,938	$81,813
Professional services	7,690	7,728	15,491	14,755
Total revenue	60,591	49,755	118,429	96,568
Cost of revenue (1)
Subscriptions	8,484	5,559	15,806	10,927
Professional services	7,275	6,314	15,153	12,195
Total cost of revenue	15,759	11,873	30,959	23,122
Gross profit	44,832	37,882	87,470	73,446
Operating expenses (1)
Sales and marketing	34,579	27,832	69,305	53,974
Research and development	16,577	10,142	31,435	19,871
General and administrative	11,616	8,738	22,028	18,612
Total operating expenses	62,772	46,712	122,768	92,457
Loss from operations	(17,940)	(8,830)	(35,298)	(19,011)
Other income (expense)	(234)	132	(591)	209
Loss before benefit (provision) for income taxes	(18,174)	(8,698)	(35,889)	(18,802)
Provision for income taxes	(116)	(41)	(39)	(52)
Net loss for the year	$(18,290)	$(8,739)	$(35,928)	$(18,854)
(1)	Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue - subscriptions	$899	$315	$1,528	$492
Cost of revenue - professional services	603	183	1,130	287
Sales and marketing	3,106	1,523	4,633	2,704
Research and development	4,099	1,747	7,247	3,343
General and administrative	3,174	1,419	5,363	2,900
Total share-based payment and amortization of acquired intangibles expense	$11,881	$5,187	$19,901	$9,726

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Subscriptions	87%	84%	87%	85%
Professional services	13%	16%	13%	15%
Total revenue	100%	100%	100%	100%
Total cost of revenue	26%	24%	26%	24%
Gross profit	74%	76%	74%	76%
Operating expenses
Sales and marketing	57%	56%	58%	56%
Research and development	28%	20%	27%	21%
General and administrative	19%	18%	19%	19%
Total operating expenses	104%	94%	104%	96%
Loss from operations	(30)%	(18)%	(30)%	(20)%
Other income (expense)	—%	—%	—%	—%
Loss before income tax (expense) benefit	(30)%	(18)%	(30)%	(20)%
Income tax (expense) benefit	—%	—%	—%	—%
Net loss for the year	(30)%	(18)%	(30)%	(20)%

Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Subscriptions	$52,901	$42,027	$10,874	26%	$102,938	$81,813	$21,125	26%
Professional services	7,690	7,728	(38)	0%	15,491	14,755	736	5%
Total revenue	$60,591	$49,755	$10,836	22%	$118,429	$96,568	$21,861	23%

Total revenue increased $10.8 million, or 22%, for the three months ended June 30, 2019 compared to the corresponding period in 2018. The growth in total revenue was attributable to the sale of subscriptions.

Subscription revenue increased $10.9 million, or 26%, for the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase in subscription revenue was primarily attributable to greater demand for Talend Cloud and Talend Big Data Integration. Revenue from Talend Cloud grew by over 100% in the three months ended June 30, 2019 compared to the prior period.

Professional services revenue remained relatively flat for the three months ended June 30, 2019 compared to the corresponding period in 2018.

Total revenue increased $21.9 million, or 23%, for the six months ended June 30, 2019 compared to the corresponding period in 2018. The growth in total revenue was attributable primarily to the sale of subscriptions and to a lesser extent the growth of professional services revenue.

Subscription revenue increased $21.1 million, or 26%, for the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase in subscription revenue was primarily attributable to greater demand for Talend Cloud and Talend Big Data Integration.

We expect our subscription revenue to be negatively impacted by overall economic conditions in Europe for the remainder of fiscal 2019.

Professional services revenue increased $0.7 million, or 5%, for the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase in professional services revenue was mainly due to greater demand from North American customers.

Subscription revenues by geography were as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Americas	$23,701	$19,439	$4,262	22%	$47,257	$37,854	$9,403	25%
EMEA	23,884	19,599	4,285	22%	46,319	38,561	7,758	20%
Asia Pacific	5,316	2,989	2,327	78%	9,362	5,398	3,964	73%
Total subscription revenue	$52,901	$42,027	$10,874	26%	$102,938	$81,813	$21,125	26%

Cost of Revenue

	Three Months Ended June 30,					Six Months Ended June 30,
(Dollars in thousands)	2019		2018	$ Change	% Change	2019		2018	$ Change	% Change
Cost of subscription	$8,484		$5,559	$2,925	53%	$15,806		$10,927	$4,879	45%
Cost of professional services	7,275		6,314	961	15%	15,153		12,195	2,958	24%
Total cost of revenue	$15,759		$11,873	$3,886	33%	$30,959		$23,122	$7,837	34%
Gross Profit	$44,832		$37,882	$6,950	18%	$87,470		$73,446	$14,024	19%
Gross Margin	74%	%	76%			74%	%	76%

Total cost of revenue for the three months ended June 30, 2019 increased $3.9 million, or 33%, compared to the corresponding period in 2018. We increased both our support and professional services headcount during the period to meet the higher demand for support from our customers.

Cost of subscription revenue increased $2.9 million, or 53%, for the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase in our support team headcount resulted in increased compensation expense for employees and contractors of $1.8 million. Between June 30, 2018 and June 30, 2019, the support team headcount increased by 29% to 148 employees.

Cost of professional services revenue increased $1.0 million, or 15%, for the three months ended June 30, 2019 compared to the corresponding period in 2018, as we increased our headcount to support increased demand for our professional services. Between June 30, 2018 and June 30, 2019, our professional services team headcount increased by 19% to 123 employees, resulting in increased employee compensation and related expenses of $1.3 million for the three months ended June 30, 2019.

Total cost of revenue for the six months ended June 30, 2019 increased $7.8 million, or 34%, compared to the corresponding period in 2018. We increased both our support and professional services headcount during the period to meet the higher demand for support from our customers.

Cost of subscription revenue increased $4.9 million, or 45%, for the six months ended June 30, 2019 compared to the corresponding period in 2018, as we increased our headcount to meet the higher demand for support from our customers.

Cost of professional services revenue increased $2.9 million, or 24%, for the six months ended June 30, 2019 compared to the corresponding period in 2018, as we increased our headcount to support increased demand for our professional services.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and Marketing	$34,579	$27,832	$6,747	24%	$69,305	$53,974	$15,331	28%

Sales and marketing expenses increased $6.7 million, or 24%, in the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $5.2 million increase in employee compensation expenses, related to increased headcount and increased share-based compensation expense as a result of an adjustment to the forfeiture rate during the period. Between June 30, 2018 and June 30, 2019, our sales and marketing headcount increased by 18% to 475 employees. In addition, to support our continued growth, spending on marketing programs increased by $0.5 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Sales and marketing expenses increased $15.3 million, or 28%, in the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $10.3 million increase in employee compensation expenses, related to increased headcount and increased share-based compensation expense as a result of an adjustment to the forfeiture rate during the period. The increase in sales and marketing expense was also driven by an increase of $1.3 million in travel costs. In addition, to support our continued growth, spending on marketing programs increased by $1.1 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and Development	$16,577	$10,142	$6,435	63%	$31,435	$19,871	$11,564	58%

Research and development expenses increased $6.4 million, or 63%, in the three months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $4.5 million increase in employee compensation expenses, related to increased headcount and increased share-based compensation expense as a result of an adjustment to the forfeiture rate during the period. Between June 30, 2018 and June 30, 2019, our research and development headcount increased by 17% to 293 employees. In addition, research and development expenses increased by $0.5 million related additional amortization expense from our November 2018 acquisition of Stitch Inc for the three months ended June 30, 2019.

Research and development expenses increased $11.6 million, or 58%, in the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $7.5 million increase in employee compensation expenses, related to increased headcount and increased share-based compensation expense as a result of an adjustment to the forfeiture rate during the period. In addition, research and development expenses increased by $1.0 million related additional amortization expense from our November 2018 acquisition of Stitch Inc. for the six months ended June 30, 2019.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and Administrative	$11,616	$8,738	$2,878	33%	$22,028	$18,612	$3,416	18%

General and administrative expenses increased $2.9 million, or 33%, in the three months ended June 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase of $3.4 million in employee compensation expenses. Between June 30, 2018 and June 30, 2019, our general and administrative headcount increased by 22% to 147 employees as we added personnel to support our growth. These increases were partially offset by new corporate allocations of IT-related costs. Our amortization of intangible assets also increased by $0.3 million for the three months ended June 30, 2019.

General and administrative expenses increased $3.4 million, or 18%, in the six months ended June 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase of $4.9 million in employee compensation expenses. These increases were partially offset by new corporate allocations of IT-related costs. Our amortization of intangible assets also increased by $0.6 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash (used in) from operating activities	$(5,624)	$4,489
Cash used in investing activities	(1,544)	(1,348)
Cash from financing activities	5,232	4,600
Net (decrease) increase in cash and cash equivalents	$(1,936)	$7,741

Through June 30, 2019, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity financings and loans. As of June 30, 2019, we had $32.1 million of cash and cash equivalents. We believe that our current cash and cash equivalents, together with borrowings available under our loan agreement, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, and the timing and extent of our spending to support our operating expenses and strategic investments. In the event that we require or choose to seek financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when needed or desired, our business, results of operations and financial condition could be adversely affected.

Operating Activities

During the six month period ended June 30, 2019, operating activities used $5.6 million in cash as a result of a net loss of $35.9 million offset by non-cash charges of $21.5 million and a $8.8 million favorable impact from changes in working capital.

During the six month period ended June 30, 2018, operating activities provided $4.5 million in cash as a result of a net loss of $18.9 million offset by non-cash charges of $11.0 million and a $12.3 million favorable impact from changes in working capital. The net decrease in our working capital was primarily the result of a $13.4 million decrease in our trade receivables in the six month period ended June 30, 2018 due to an intended reduction in contract duration in order to minimize discounts and reduce the complexity of our sales cycle.

Investing Activities

Cash used in investing activities for the six month period ended June 30, 2019 was $1.5 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Cash used in investing activities for the six months ended June 30, 2018 was $1.3 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Financing Activities

Cash from financing activities for the six month period ended June 30, 2019 was $5.2 million. Financing proceeds for the six month period ended June 30, 2019 was primarily driven by $2.9 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Cash from financing activities for the six month period ended June 30,2018 was $4.6 million. Financing proceeds for the six month period ended June 30, 2018 was driven by $4.8 million of proceeds from the exercise of employee stock awards.

Contractual Obligations

Our contractual obligations consist of leases for office space. The leases have varying terms, escalation clauses and renewal rights. On renewal, the terms of the leases are renegotiated. We believe that we will be able to fund these obligations through cash generated from operations, from our existing balances of cash and cash equivalents and from borrowings available under our loan agreement. As of June 30, 2019, the future undiscounted non-cancelable minimum lease payments under these obligations were as follows:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 Years
Debt obligations	$847	$289	$367	$191	$-
Operating lease obligations	36,276	5,411	14,783	11,737	4,345
Total	$37,123	$5,700	$15,150	$11,928	$4,345

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

For the six months ended June 30, 2019, approximately 56% of our revenue and approximately 54% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2018 approximately 57% of our revenue and approximately 63% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our Euro denominated inflows have covered our Euro denominated expenses and our USD denominated inflows have covered our USD denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the six months ended June 30, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the Euro to the U.S. Dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company by approximately $2.0 million.

Interest Rate Risk

We had cash and cash equivalents of $32.1 million and $34.1 million at June 30, 2019 and December 31, 2018, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. Short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. For the six months ended June 30, 2019, a hypothetical 10% increase in interest rates would not have had a material impact on our financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this

Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in all years since our inception. We incurred a net loss of $31.2 million in the year ended December 31, 2017, $40.4 million in the year ended December 31, 2018 and $35.9 million in the six months ended June 30, 2019. As a result, we had accumulated losses of $260.3 million as of June 30, 2019. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed customer base, expand our sales channels, expand our operations, hire additional employees and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire large enterprise customers, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods.  Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our employee base has grown from 886 employees as of December 31, 2017 to 1,136 employees as of December 31, 2018 to 1,227 employees as of June 30, 2019. The growth and expansion of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and our growth strategy is dependent upon increased sales to these large enterprise customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.

We may not be able to scale improvements successfully to our product offering or implement our other systems, processes and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. In addition, our existing systems, processes and controls may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems, processes and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, expenses and earnings accurately, or to prevent certain losses. For example, we are implementing certain new enterprise management systems and any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our products and services and harm our results of operations.

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

To address the industry transition to cloud-based technologies and the decrease in big data application adoption, we have accelerated the development of our cloud offerings. We expect the shift to a customer-centric sales model will help drive increased subscriptions by providing us with competitive insights during the sales process and more flexible pricing approaches. During this transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front. Further, our cloud customers typically demand less professional services from us compared to on-premise customers, which has had, and we anticipate will continue to have, a negative impact on our professional services revenue. This transition may give rise to a number of risks, and if we do not successfully execute this transition, our business and future operating results could be adversely affected.

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

Our growth strategy is dependent in large part upon increasing sales of our solution to new and existing large enterprise customers, particularly when such sales result in large orders for our solution. Sales to these large enterprise customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers, which can act as a disincentive to our sales team to pursue these larger customers. These risks include:

●	Competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers;

●	Increased purchasing power and leverage held by large enterprise customers in negotiating contractual arrangements with us;

●	More stringent requirements in our support services, including demand for quicker support response times and penalties for any failure to meet support requirements; and

●	Longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our solutions.

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

We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the six months ended June 30, 2019, over half of our subscription bookings were generated from the renewals of existing subscription agreements or from the transition of our current customers to our cloud offering. As a result, achieving a high renewal rate of our subscription agreements will be critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, so we may not accurately predict future renewal trends. Our customers may not renew their subscriptions. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may decline.

We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for a significant portion of our revenue, comprising 85% of total revenue in the year ended December 31, 2017, 86% in the year ended December 31, 2018 and 87% for the six months ended June 30, 2019. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.

Under ASC 606, the new revenue recognition standard, adopted by us on January 1, 2018, the support and maintenance element of subscription arrangements represents a series of performance obligations that are delivered over time and are recognized over time, while the software license element, which is a much smaller portion of the subscription arrangement, represents a separate performance obligation and is recognized upfront when the license key is delivered to the customer.

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

We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for our products is highly competitive, quickly evolving and subject to rapid changes in technology, which may expand the alternatives to our customers for their data integration requirements. Our current primary competitors generally fall into four categories.

●	Diversified technology companies that offer data integration solutions, including: IBM, Microsoft, Oracle and SAP;
●	Pure-play data integration vendors, including: Ab Initio, SAS, Informatica and Tibco;
●	Early-stage, niche data integration technologies; and
●	Hand-coded, custom data integration solutions built internally by organizations that we target as potential customers.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

●	Greater name recognition and longer operating histories;
●	Larger sales and marketing budgets and resources;
●	Broader distribution and established relationships with distribution partners and customers;
●	Greater customer support resources;
●	Greater resources to make acquisitions;
●	Lower labor and development costs;
●	Larger and more mature intellectual property portfolios; and
●	Substantially greater financial, technical and other resources.

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

The terms of the Loan and Security Agreement that our subsidiaries, Talend, Inc., Talend USA, INC. and Stitch Inc., entered into with Square 1 Bank, a division of Pacific Western Bank, or Square 1, on February 14, 2019, or the Loan Agreement, and the related collateral documents with Square 1 contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, consummating change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, and declaring and paying dividends. The Loan Agreement requires us to satisfy specified financial covenants, including a minimum annualized recurring revenue covenant and a minimum liquidity covenant. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to meet those covenants in the future. A breach of any of these covenants or the occurrence of other events specified in the Loan Agreement and/or the related collateral documents could result in an event of default under the Loan Agreement. Upon the occurrence of an event of default, Square 1 could elect to declare all amounts outstanding under the Loan Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, Square 1 could proceed against the collateral granted to them to secure such indebtedness. We and certain of our subsidiaries have pledged substantially all of our respective assets as collateral under the loan documents. If Square 1 accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.

We expect that our existing cash and cash equivalents, together with borrowings available under our Loan Agreement, will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2019 as pre-billed contract duration has compressed. We may invest more in our business and we may need to raise additional funds in the future or we may elect to raise additional funds. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and underlying ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	Develop or enhance our products and professional services;
●	Continue to expand our sales and marketing and research and development organizations;
●	Acquire complementary technologies, products or businesses;
●	Expand operations in the United States or internationally;

●	Hire, train and retain employees; or
●	Respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could seriously harm our business, financial condition and results of operations.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in November 2018 we acquired Stitch Inc. However, our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven. Our ability to successfully acquire other companies, products and technologies depends, in part, on our ability to attract and retain highly skilled personnel. If we are unable to attract and retain qualified personnel, we may be unable to take advantage of opportunities to make beneficial acquisitions or investments. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. In addition, if we are unsuccessful at integrating recent and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully.

We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of the ADSs. The sale of equity to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations and financial condition.

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

We offer and sell our products via both the cloud and on premise using the customer’s own infrastructure. Our cloud offering enables quick setup and subscription pricing. Historically, our products were developed in the context of the on-premise offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our revenue has historically been generated from customers using our on-premise products, we believe that over time more customers will continue to move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy, security and data protection, as well as competitive pressures and higher operating costs, any of which may harm our business. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products and to transition our existing customers to our cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed.

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

The sales prices for our subscription offerings and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of subscription offerings and professional services and their respective margins, introduction of new pricing models such as on-demand pricing or new sales models, anticipation of the introduction of new subscription offerings or professional services, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that channel partners and customers are willing to pay in those countries and regions. We may not be successful in developing and introducing new subscription offerings with enhanced functionality on a timely basis, or that any such new subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability.

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

Our standard form agreements with our customers typically contain provisions intended to limit both the types of claims for which we would be liable and the maximum amount of our liability. However, some of our customers require us to accept contract terms that do not include the same limitations. Additionally, any limitation of liability provisions that may be contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any liability claims to date with respect to defects, security vulnerabilities, errors, or performance failures, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim, and if we experienced a significant incident that impacted many customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

Our products involve the processing of large amounts of our customers’ sensitive and proprietary information, as well as personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information in the operation of our business, including trade secrets, employee data, and other confidential data. While we have taken measures to protect our own confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage of our cloud-based services, any security breach, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of or unauthorized access to our customers’ or our confidential information, personal information or other private or proprietary data, damage to our reputation, litigation, regulatory investigations or other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our customers’ data. Further, security breaches and other security incidents may result from employee or contractor error or negligence. Any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our product offerings, as a result of third-party action, employee error, defects or bugs, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our confidential information, personal information or other private or proprietary data, or any such information or data of our customer, could result in the loss of data or the loss or corruption of, or unauthorized access to or acquisition of, intellectual property or trade secrets or other data, loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation. Further, any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. We expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we could be required to expend significant capital and other resources to address any data security incident or breach and to implement measures in an effort to prevent further breaches or incidents.

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures.

Further, any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

As of June 30, 2019, we had 1,227 full-time employees, of whom approximately 36% were located in the United States, 28% were located in France, 7% were located in China, 7% were located in Germany and 6% were located in the United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.

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

A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We may not retain these channel partners and may not be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.

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

We operate on a December 31 fiscal year end and believe that there are seasonal factors which may cause us to experience lower levels of sales in our first fiscal quarter ending March 31 as compared with other quarters. We believe that this seasonality results from a number of factors, including:

●	Companies using their IT budget at the end of the calendar year resulting in higher sales activity in the quarter ending December 31;

●	Sales personnel being compensated on annual plans and finalizing sales transactions in the quarter ending December 31, thereby exhausting most of their sales pipeline for the quarter ending December 31; and
●	Recruiting sales personnel primarily in the first and second quarters, which leads to greater sales productivity in the second half of the fiscal year.

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

Factors that may cause fluctuations in our quarterly financial results include, but are not limited to, those listed below:

●	Our ability to attract and retain new customers;
●	The addition or loss of enterprise customers;
●	Our ability to successfully expand our business domestically and internationally;
●	Our ability to gain new channel partners and retain existing channel partners;
●	Fluctuations in the growth rate of the overall market that our solution addresses;
●	Fluctuations in the mix of our revenue;
●	The amount of contract revenue that we recognize ratably as the proportion of our business represented by cloud increases;
●	The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
●	Network outages or performance degradation of our cloud service;
●	Actual or perceived security breaches and incidents;
●	General economic, industry and market conditions;
●	Customer renewal rates;
●	Increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
●	Changes in our pricing policies or those of our competitors;
●	The budgeting cycles and purchasing practices of customers;
●	Decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
●	Decisions by potential customers to develop in-house solutions as alternatives to our platform;
●	Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
●	Delays in our ability to fulfill our customers’ orders;
●	Seasonal variations in sales of our solution;
●	The cost and potential outcomes of future litigation or other disputes;

●	Future accounting pronouncements or changes in our accounting policies;
●	Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
●	Fluctuations in share-based compensation expense;
●	Fluctuations in foreign currency exchange rates;
●	The timing and success of new products and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	The timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
●	Other risk factors described in this Quarterly Report.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trademarks, copyrights, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2019, we had one issued patent and one pending patent application. If we decide to seek further patent protection in the future, we may be unable to obtain any patent protection for our technology. In addition, our issued patent and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. These agreements, however, may not be effective in controlling access to and distribution of our proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

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

In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of June 30, 2019, we had one issued patent and one pending patent application. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	Cease selling or using products that incorporate the intellectual property that we allegedly infringe;
●	Make substantial payments for legal fees, settlement payments or other costs or damages;
●	Obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
●	Redesign the allegedly infringing products to avoid infringement, which could be costly, time-consuming or impossible.

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

A wide variety of provincial, state, national and international laws and regulations, including the European Union’s General Data Protection Regulation, or GDPR, apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. These data protection and privacy-related laws and regulations are evolving and being tested in courts and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. For example, administrative fines under the GDPR can be as great as 20 million Euros or four percent of annual global turnover, whichever is highest. Any actual or perceived loss, improper retention or misuse of personal data, personal information, or other information or any actual or alleged violations of laws and regulations relating to privacy, data protection or data security, and any relevant claims, could result in regulatory investigations, enforcement actions, private litigation or other proceedings against us, with related consequences potentially including fines, imprisonment of company officials and public censure, consent decrees or other orders that may hamper our ability to conduct business or adapt our business, claims for damages by customers and other affected individuals, damage to our reputation and market position and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy, data protection, or data security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition and operating results.

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

Furthermore, while our insurance policies include liability coverage for certain liabilities that we may incur in connection with any security breach or other security incident, we could be subject to damages or other liabilities that exceed our insurance coverage. Our insurance coverage may not be adequate for liabilities actually incurred, continue to be available to us on economically reasonable terms, or at all, and any insurer might deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” with a current planned exit date of October 2019. Brexit may lead to further legislative and regulatory changes. The UK Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also be bound by and agree to contractual obligations to comply with other obligations relating to privacy, data protection or data security, such as particular standards for information security measures. Further, we expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data protection and information security. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

During the years ended December 31, 2017 and 2018 and the six months ended June 30, 2019, total revenue generated outside of France and the Americas was 38.2%, 41.2% and 42.3% of our total revenue, respectively. Our primary research and development operations are located in France, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

●	Unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
●	Government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;
●	Changes in diplomatic and trade relationships, including new tariffs, trade protections measures, import or export licensing requirements, trade embargoes and other trade barriers;
●	Tariffs imposed by the U.S. government on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the E.U. and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remains uncertain;
●	Different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
●	Exposure to many onerous and potentially inconsistent privacy, data protection and data security laws and regulations, particularly in the European Union;
●	Changes in a specific country’s or region’s political or economic conditions;
●	Deterioration of political relations between the U.S. and France, the United Kingdom, Germany and Japan, which could have a material adverse effect on our sales and operations in these countries;
●	Challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
●	Risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury and other similar trade protection regulations and measures in the United States or in other jurisdictions;
●	Reduced ability to timely collect amounts owed to us by our clients in countries where our recourse may be more limited;
●	Limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
●	Limited or unfavorable intellectual property protection;
●	Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and
●	Restrictions on repatriation of earnings.

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

Additionally, operating in international markets also requires significant management attention and financial resources. The investment and additional resources required in establishing operations in other countries may not produce desired levels of revenue or profitability.

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

The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the United Kingdom and the European Union and to changes in any of these conditions. Current political and economic conditions in Europe may negatively impact revenue growth in our Europe, Middle East and Africa region. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business.

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

We operate a research and development center in Beijing, China and may plan to continue to increase our presence in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

●	A government-controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
●	Uncertainty regarding the validity, enforceability and scope of protection for intellectual property rights and the practical difficulties of enforcing such rights;
●	Ability to secure our business proprietary information located in China from unauthorized acquisition;
●	Extensive government regulation;
●	Changing governmental policies relating to tax benefits available to foreign-owned businesses;
●	A relatively uncertain legal system; and
●	Instability related to continued economic, political and social reform.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations and private-sector recipients for a corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third-party intermediaries to sell our solutions and conduct our business abroad. We, our channel partners, and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. Although we continue to implement our FCPA/anti-corruption compliance program, some of our employees and agents, as well as those companies to which we outsource certain of our business operations, may nevertheless take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

We have programs in place that are designed to monitor and mitigate credit risks of some of our distributors, resellers and customers, and our credit exposure in weakened markets. However, these programs may not be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, results of operations and financial condition could be harmed.

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

Current or future economic downturns, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, could harm our business and results of operations, cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. Macroeconomic conditions and uncertainty in Europe may result in slower revenue growth in our Europe, Middle East and Africa region. The U.S. and global macroeconomic environment could be negatively affected by, among other things, financial and credit market fluctuations, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, changes in international trade relationships and trade disputes between the U.S. and other countries, instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China, and terrorist attacks in the United States, Europe or elsewhere. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations and financial condition. Our functional corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In the event our or our channel providers abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets, such as revenue, for a particular quarter. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the business of our channel partners, customers or the economy as a whole. Any disruption in the business of our channel partners or customers that affects sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations would be adversely affected.

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

The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Furthermore, the market price of our ADSs has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	Actual or anticipated fluctuations in our revenue and other results of operations;
●	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	Failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Changes in operating performance and stock market valuations of subscription model companies or other technology companies, or those in our industry in particular;
●	Lawsuits threatened or filed against us; and
●	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Substantial future sales or perceived potential sales of our ADSs, ordinary shares, or other securities in the public market could cause the price of our ADSs to decline significantly.

Sales of our ADSs, ordinary shares, or other equity securities in the public market, or the perception that these sales could occur, could cause the market price of our ADSs to decline significantly.

In addition, holders of up to 2,112,895 shares of our ordinary shares and ADSs, or 7.0% of our total ordinary shares and ADSs, based on ordinary shares and ADSs outstanding as of June 30, 2019, are entitled to rights with respect to registration of our ordinary shares pursuant to a shareholder agreement. If these holders of our ordinary shares, by exercising their registration rights, sell a large number of ADSs, they could adversely affect the market price for our ADSs. Furthermore, if we file a registration statement for the purposes of selling additional ADSs to raise capital and are required to include ADSs held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

As of January 1, 2019, we are no longer a foreign private issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer will be higher than the costs we incurred as a foreign private issuer. As of January 1, 2019, we are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are required under current SEC rules to prepare our financial statements in accordance with GAAP, rather than IFRS, and modify certain of our policies to comply with corporate governance practices associated with U.S. domestic issuers. Such conversion of our financial statements to GAAP has and will continue to involve significant time and cost. In addition, we are no longer able to rely upon exemptions from certain corporate governance requirements of the NASDAQ Stock Market, or NASDAQ, that are available to foreign private issuers and are subject to the procedural requirements related to the solicitation of proxies consents and authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. Our officers and directors are also subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

We also no longer qualified as an “emerging growth company” as defined in the JOBS Act as of December 31, 2018, because we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates. We are required to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act, which requires that we implement additional corporate governance practices and comply with reporting requirements, such as requiring our independent auditors to attest to, and report on, management’s assessment of its internal controls. Losing our emerging growth company status also required us to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of shareholders. We anticipate holding a say-on-pay vote annually and will be required to hold a say-on-frequency vote no later than our 2025 annual meeting of shareholders. As a result, we expect that our loss of our foreign private issuer status and “emerging growth company” status will require additional attention from management and may further strain our resources and cause us to incur additional legal, accounting and other expenses.

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

As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to provide a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. This process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated, the market price of the ADSs could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Share ownership is concentrated in the hands of our principal shareholders and management, who are able to exercise a direct or indirect controlling influence on us.

 Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of June 30, 2019. As a result, these shareholders, acting together, have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

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

Provisions contained in our By-laws, and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of French law and our By-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:

●	Provisions of French law allowing the owner of 95% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on the main French stock exchange and will therefore not be applicable to us unless we dual-list in France;
●	A merger (i.e., in a French law context, a stock-for-stock exchange after which our company would be dissolved without being liquidated into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant meeting;
●	A merger of our company into a company incorporated outside of the European Union would require the unanimous approval of our shareholders;
●	Under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder;
●	Our shareholders have granted and may grant in the future our board of directors broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors, including as a possible defense following the launching of a tender offer for our shares;
●	Our shareholders have preferential subscription rights proportional to their shareholding in our company on the issuance by us of any additional shares or securities giving the right, immediately or in the future, to new shares for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder;
●	Our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;
●	Our board of directors can only be convened by its chairman or, when no board meeting has been held for more than two consecutive months, by directors representing at least one-third of the total number of directors;
●	Our board of directors meetings can only be regularly held if at least half of the directors attend either physically or by way of videoconference or teleconference enabling the directors’ identification and ensuring their effective participation in the board of directors’ decisions;
●	Under French law, a non-French resident as well as any French entity controlled by non-French residents may have to file a declaration for statistical purposes with the Bank of France (Banque de France) following the date of certain direct or indirect investments in us;
●	Approval of at least a majority of the votes held by shareholders present, represented by a proxy, or voting by mail at the relevant ordinary shareholders’ general meeting is required to remove directors with or without cause;
●	Advance notice is required for nominations to the board of directors or for proposing matters to be acted upon at a shareholders’ meeting, except that a vote to remove and replace a director can be proposed at any shareholders’ meeting without notice;
●	Pursuant to French law, our By-laws, including the sections relating to the number of directors and election and removal of a director from office, may only be modified by a resolution adopted by a two-thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting; and
●	Our shares take the form of bearer securities or registered securities, if applicable legislation so permits, according to the shareholder’s choice. Issued shares are registered in individual accounts opened by us or any authorized intermediary (depending on the form of such shares), in the name of each shareholder and kept according to the terms and conditions laid down by the legal and regulatory provisions.

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

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. In addition, certain negative covenants contained in our Loan Agreement restrict, and any future indebtedness may restrict, our ability to pay dividends. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your ADSs for the foreseeable future and the success of an investment in ADSs will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of ADSs after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that the ADSs will appreciate in value or even maintain the price at which our shareholders have purchased the ADSs. Investors seeking cash dividends should not purchase the ADSs.

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

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2018, and we do not believe we are a PFIC in the current taxable year or the foreseeable future. Because a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we could be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, the U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Bylaws (statuts) of Talend S.A. (English translation), dated as of August 2, 2019	8-K	001-37825	3.1	August 8, 2019

10.1	Autonomous First-Demand Guarantee Agreement, dated April 12, 2019, by and between Talend S.A. and Pacific Western Bank					X

10.2	Pledge of Receivables Agreement, dated April 12, 2019, by and between Talend S.A. and Pacific Western Bank					X

10.3	Pledge of IP Rights Agreement, dated April 12, 2019, by and between Talend S.A. and Pacific Western Bank					X

10.4	First Rank Accounts Pledge Agreement, dated April 12, 2019, by and between Talend S.A. and Pacific Western Bank					X

10.5	Pledge Agreement, dated April 12, 2019, by and between Talend S.A. and Pacific Western Bank					X

10.6	Supplemental Agreement, dated April 12, 2019, by and between Talend S.A. and Pacific Western Bank					X

10.7	Guarantee and Indemnity Agreement, dated April 12, 2019, by and between Talend Ltd and Pacific Western Bank					X

10.8	Debenture, dated April 12, 2019, by and between Talend Ltd and Pacific Western Bank					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Dated:  August 9, 2019