Form 10-Q
period 2019-09-30
Talend S.A.
filed 2019-11-08
CIK 1668105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the registrant had 30,799,561 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$171,964	$34,104
Accounts receivable, net of allowance for doubtful accounts of $2,602 and $1,882, respectively	51,890	67,531
Contract acquisition costs	10,317	9,563
Other current assets	10,240	9,461
Total current assets	244,411	120,659
Non-current assets:
Contract acquisition costs	20,419	19,390
Operating lease right-of-use assets	26,430	—
Property and equipment, net	5,669	6,335
Goodwill	49,599	49,659
Intangible assets, net	15,236	19,420
Other non-current assets	4,384	3,661
Total non-current assets	121,737	98,465
Total assets	$366,148	$219,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,206	$5,760
Accrued expenses and other current liabilities	32,218	36,475
Contract liabilities - deferred revenue, current	124,169	127,065
Operating lease liabilities, current	4,264	—
Short-term debt	199	208
Total current liabilities	167,056	169,508
Non-current liabilities:
Deferred income taxes	469	469
Other non-current liabilities	966	950
Contract liabilities - deferred revenue, non-current	15,352	23,082
Operating lease liabilities, non-current	23,636	—
Long-term debt	126,356	676
Total non-current liabilities	166,779	25,177
Total liabilities	333,835	194,685
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 30,782,240 and 30,158,374 shares authorized, issued and outstanding, respectively	3,185	3,128
Additional paid-in capital	300,954	244,878
Accumulated other comprehensive income	1,651	607
Other reserves	207	138
Accumulated losses	(273,684)	(224,312)
Total stockholders’ equity	32,313	24,439
Total liabilities and stockholders’ equity	$366,148	$219,124

The above condensed consolidated statements of financial position should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Subscriptions	$55,141	$44,631	$158,079	$126,444
Professional services	7,484	7,434	22,975	22,189
Total revenue	62,625	52,065	181,054	148,633
Cost of revenue
Subscriptions	7,976	5,756	23,782	16,683
Professional services	6,772	7,237	21,925	19,432
Total cost of revenue	14,748	12,993	45,707	36,115
Gross profit	47,877	39,072	135,347	112,518
Operating expenses
Sales and marketing	33,277	28,365	102,582	82,339
Research and development	15,552	9,930	46,987	29,801
General and administrative	12,163	10,179	34,191	28,791
Total operating expenses	60,992	48,474	183,760	140,931
Loss from operations	(13,115)	(9,402)	(48,413)	(28,413)
Other income (expense), net	(235)	132	(826)	341
Loss before benefit (provision) for income taxes	(13,350)	(9,270)	(49,239)	(28,072)
Benefit (provision) for income taxes	(9)	21	(48)	(31)
Net loss	$(13,359)	$(9,249)	$(49,287)	$(28,103)

Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(0.44)	$(0.31)	$(1.62)	$(0.94)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	30,648	29,964	30,453	29,750

The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(13,359)	$(9,249)	$(49,287)	$(28,103)
Other comprehensive gain (loss)
Foreign currency translation adjustment	901	(61)	1,044	(90)
Total comprehensive loss	$(12,458)	$(9,310)	$(48,243)	$(28,193)

The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2019
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at June 30, 2019	30,558,748	$3,164	$267,281	$750	$213	$(260,325)	$11,083
Net loss for the period	—	—	—	—	—	(13,359)	(13,359)
Other comprehensive loss	—	—	—	901	—	—	901
Equity component of 2024 Notes, net of issuance costs	—	—	20,793	—	—	—	20,793
Restricted stock units reserve	—	—	6	—	(6)	—	—
Shares issued from restricted stock unit vesting	43,017	4	(4)	—	—	—	—
Exercise of stock awards	107,997	10	1,377	—	—	—	1,387
Issuance of ordinary shares in connection with employee stock purchase plan	72,478	7	2,462	—	—	—	2,469
Share-based compensation	—	—	9,039	—	—	—	9,039
Balance at September 30, 2019	30,782,240	$3,185	$300,954	$1,651	$207	$(273,684)	$32,313

	Three Months Ended September 30, 2018
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at June 30, 2018	29,881,309	$3,103	$228,751	$643	$114	$(202,022)	$30,589
Net loss for the period	—	—	—	—	—	(9,249)	(9,249)
Other comprehensive loss	—	—	—	(61)	—	—	(61)
Restricted stock units reserve	—	—	(17)	—	17	—	—
Shares issued from restricted stock unit vesting	10,758	1	(1)	—	—	—	—
Exercise of stock awards	133,530	12	1,692	—	—	—	1,704
Issuance of ordinary shares in connection with employee stock purchase plan	49,478	4	1,801	—	—	—	1,805
Share-based compensation	—	—	5,505	—	—	—	5,505
Balance at September 30, 2018	30,075,075	$3,120	$237,731	$582	$131	$(211,271)	$30,293

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at January 1, 2019	30,158,374	$3,128	$244,878	$607	$138	$(224,312)	$24,439
Adjustment on initial application of ASC 842	—	—	—	—	—	(85)	(85)
Adjusted balance at January 1, 2019	30,158,374	3,128	244,878	607	138	(224,397)	24,354
Net loss for the period	—	—	—	—	—	(49,287)	(49,287)
Other comprehensive gain	—	—	—	1,044	—	—	1,044
Equity component of 2024 Notes, net of issuance costs	—	—	20,793	—	—		20,793
Restricted stock units reserve	—	—	(69)	—	69	—	—
Shares issued from restricted stock unit vesting	185,645	17	(17)	—	—	—	—
Exercise of stock awards	306,844	28	4,354	—	—	—	4,382
Issuance of ordinary shares in connection with employee stock purchase plan	131,377	12	4,730	—	—	—	4,742
Share-based compensation	—	—	26,285	—	—	—	26,285
Balance at September 30, 2019	30,782,240	$3,185	$300,954	$1,651	$207	$(273,684)	$32,313

	Nine Months Ended September 30, 2018
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance at January 1, 2018	29,439,767	$3,059	$215,390	$672	$49	$(183,168)	$36,002
Net loss for the period	—	—	—	—	—	(28,103)	(28,103)
Other comprehensive loss	—	—	—	(90)	—	—	(90)
Restricted stock units reserve	—	—	(82)	—	82	—	—
Shares issued from restricted stock unit vesting	62,662	6	(6)	—	—	—	—
Exercise of stock awards	523,168	51	6,407	—	—	—	6,458
Issuance of ordinary shares in connection with employee stock purchase plan	49,478	4	1,801	—	—	—	1,805
Share-based compensation	—	—	14,221	—	—	—	14,221
Balance at September 30, 2018	30,075,075	$3,120	$237,731	$582	$131	$(211,271)	$30,293

The above condensed consolidated statements of changes in equity should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(49,287)	$(28,103)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	2,082	1,424
Amortization of intangible assets	3,974	1,475
Amortization of debt discount and issuance costs	411	—
Unrealized loss foreign exchange	34	160
Interest accrued	225	—
Share-based compensation	26,285	14,221
Changes in operating assets and liabilities:
Accounts receivable	14,908	9,092
Operating leases	40	—
Other assets	(6,424)	(3,257)
Accounts payable	1,871	(922)
Accrued expenses and other current liabilities	(2,927)	2,437
Contract liabilities - deferred revenue	(7,606)	2,869
Net cash used in operating activities	(16,414)	(604)
Cash flows from investing activities:
Acquisition of property and equipment	(2,064)	(2,906)
Net cash used in investing activities	(2,064)	(2,906)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	149,145	—
Proceeds from issuance of ordinary shares related to exercise of stock awards	4,382	6,458
Proceeds from issuance of ordinary shares related to employee stock purchase plan	4,742	1,805
Repayment of borrowings	(117)	(189)
Net cash from financing activities	158,152	8,074
Net increase in cash and cash equivalents	139,674	4,564
Cash and cash equivalents at beginning of the period	34,104	87,387
Effect of exchange rate changes on cash and cash equivalents	(1,814)	(1,852)
Cash and cash equivalents at end of the period	$171,964	$90,099

The above condensed consolidated statements of cash flows should be read in conjunction with the accompanying notes.

1. Organization and summary of significant accounting policies

Business

Talend S.A. (“the Company”), incorporated in France in 2005, has its registered office located at 9, rue Pages, 92150 Suresnes, France. Talend’s software platform, Talend Data Fabric, integrates data and applications in real-time across modern big data and cloud environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers.

As used in this Quarterly Report, the term “the Company” refers to Talend S.A, and the terms “Talend,” “we,” “our,” “us,” and “the Group” refer to Talend S.A. and its consolidated subsidiaries, unless the context otherwise requires.

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2019 and December 31, 2018, the results of operations, comprehensive loss and changes in equity for the three and nine months ended September 30, 2019 and September 30, 2018, and cash flows for the nine months ended September 30, 2019 and September 30, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019. Certain prior year financial information in the statement of cash flows has been reclassified to conform with current year presentation. The Company’s results of operations, comprehensive loss and changes in equity for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019, or for any future period.

In addition, the Consolidated Statement of Financial Position as of December 31, 2018 has been revised to reflect an immaterial re-classification of deferred revenue between short term and long term. The revision, in the amount of $2.6 million, resulted in an increase in Contract liabilities – deferred revenue, current, and a decrease in Contract liabilities – deferred revenue, non-current, compared to amounts previously presented on the Consolidated Statement of Financial Position. The Consolidated Statement of Financial Position as of December 31, 2018 and Consolidated Statement of Cash Flows as of September 30, 2018 have also been revised to reflect an immaterial re-classification of restricted cash between cash and cash equivalents and other current assets. The revision, in the amount of $0.4 million, resulted in an increase in cash and cash equivalents and a corresponding decrease in other current assets, compared to what was previously presented.

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

Summary of significant accounting policies

Except for the accounting policies described below, there have been no changes to the Group’s significant accounting polices disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, that have had a material impact on the Group’s condensed consolidated financial statements and related notes. Additionally, the Company entered into a convertible senior note transaction during the three months ended September 30, 2019. Please see Note 7, Debt, for further details.

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

The Group has adopted the standard utilizing the modified retrospective transition method, as of the effective date of ASC 842, which for the Group is January 1, 2019, with a cumulative-effect adjustment to equity. As a result, the Group recognized $27.1 million of operating lease assets and $27.7 million of operating lease liabilities. This method allows entities to continue to apply the legacy guidance in ASC 840, including disclosure requirements in the comparative periods presented in the year of adoption. Please see Note 10, Commitments and contingencies, within these financial statements for the impact of adoption and required disclosures.

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

2. Business combinations

On November 9, 2018, Talend, Inc., a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Stitch Inc., (“Stitch”), a leading cloud-based service to seamlessly load data to cloud data warehouses, for a cash payment of $59.5 million. Talend, Inc. also incurred transaction costs of approximately $0.7 million, which are included in general and administrative expense in the Group’s consolidated statements of operations for the year ended December 31, 2018. Stitch’s self-service solution for efficiently moving data from cloud applications into cloud data warehouses and Stitch’s low-touch sales strategy further enhances the Group’s alignment with cloud platforms such as Microsoft Azure, Amazon AWS, Databricks and Snowflake. In addition, the acquisition of Stitch further addresses the growing demand from data engineers and analysts for self-service cloud data integration solutions.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition including measurement period adjustments through September 30, 2019 (in thousands):

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

During the second quarter of 2019, the Company adjusted the preliminary amount of the acquisition date fair value assigned to goodwill by $0.2 million to reflect measurement period adjustments related to accrued liabilities. There were no adjustments to the preliminary amounts during the third quarter of 2019.

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

The following table reflects the Group’s accounts receivable, contract acquisition costs and contract liabilities – deferred revenue (in thousands):

	September 30, 2019	December 31, 2018
Assets
Accounts receivable, net	$51,890	$67,531
Contract assets - unbilled revenue	1,448	941
Contract acquisition costs - current	10,317	9,563
Contract acquisition costs - non-current	20,419	19,390
Total contract assets	$84,074	$97,424

Liabilities
Contract liabilities - deferred revenue - current	124,169	127,065
Contract liabilities - deferred revenue - non-current	15,352	23,082
Total contract liabilities	$139,521	$150,147

Significant changes in the contract acquisition costs and the contract liabilities balances during the period are as follows (in thousands):

	Contract assets -	Contract	Contract liabilities -
	unbilled revenue	acquisition costs	deferred revenue
Balances at January 1, 2019	$941	$28,953	$150,147
Transferred to accounts receivable from unbilled revenue	(3,036)	—	—
Increase due to new unbilled revenue	3,543	—	—
Additional contract acquisition costs deferred	—	10,365	—
Amortization of deferred contract acquisition costs	—	(8,582)	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	—	(140,828)
Increases due to invoicing prior to satisfaction of performance obligations, net of amounts recognized as revenue during the period	—	—	130,202
Balance at September 30, 2019	$1,448	$30,736	$139,521

As of September 30, 2019, $10.3 million of the Group’s contract acquisition costs are expected to be amortized within the next 12 months and therefore are included in current assets. The remaining amount of Group’s contract acquisition costs are included in non-current assets. There were no impairments of assets related to Group’s contract acquisition costs during the period-ended September 30, 2019.

Remaining Performance Obligations

The Group’s contracts with customers include amounts allocated to performance obligations of $183.2 million that will be satisfied at a later date. As of September 30, 2019, $139.2 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $44.0 million thereafter.

Disaggregation of Revenues

The following table sets forth the Group’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas	$29,956	$23,477	$84,666	$67,020
EMEA	26,789	24,766	80,371	71,815
Asia Pacific	5,880	3,822	16,017	9,798
	$62,625	$52,065	$181,054	$148,633

Revenues from the Company’s country of domicile, based on sales that took place in France, totaled $8.7 million and $8.3 million for the three months ended September 30, 2019 and 2018, respectively, and $27.1 million and $24.5 million for the nine months ended September 30, 2019 and 2018, respectively.

4. Net loss per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for the three and nine months ended September 30, 2019 and 2018, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive given the Company’s net loss.

During the three months ended September 30, 2019, the Company issued 1.75% Convertible Senior Notes due September 1, 2024 (see Note 7, Debt, for more details). Since the Company expects to settle the principal amount of the outstanding 1.75% Convertible Senior Notes due September 1, 2024 in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on the diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of €51.75 per share. This situation has not occurred as of September 30, 2019.

The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net loss	$(13,359)	$(9,249)	$(49,287)	$(28,103)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	30,648	29,964	30,453	29,750

Basic and diluted net loss per share	$(0.44)	$(0.31)	$(1.62)	$(0.94)

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

For debt, their fair value was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. The fair value of debt approximates the carrying amount as of September 30, 2019.

There were no transfers between levels of the fair value hierarchy during the nine month periods ended September 30, 2019 or 2018.

6. Balance sheet components

The following tables represent balance sheet components (in thousands):

	As of September 30,	As of December 31,
Other current assets	2019	2018
Research tax credit	—	612
Unbilled revenue	1,448	941
Prepaid expenses	7,090	6,244
Other assets	1,702	1,664
Other current assets	$10,240	$9,461

	As of September 30,	As of December 31,
Other non-current assets	2019	2018
Research tax credit	$2,232	$2,214
Deposits	677	793
Other non-current assets	1,475	654
Other non-current assets	$4,384	$3,661

	As of September 30,	As of December 31,
Property and equipment	2019	2018
Computer equipment and software	$8,703	$6,778
Fixtures and fittings	1,834	1,925
Leasehold improvements	3,756	4,823
Property and equipment, gross	14,293	13,526
Less: accumulated depreciation	(8,624)	(7,191)
Property and equipment, net	$5,669	$6,335

	As of September 30,	As of December 31,
Accrued expenses and other liabilities	2019	2018
Accrued compensation and benefits	$18,929	$21,343
VAT payable	2,960	5,051
Other taxes	708	698
Contingent liabilities	240	408
Other current liabilities	9,381	8,975
Accrued expenses and other liabilities	$32,218	$36,475

Intangible assets as of September 30, 2019 and December 31, 2018 included the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$4,934	$(3,146)	$1,788	$5,009	$(1,984)	$3,025	2 years
Acquired developed technology	19,351	(5,903)	13,448	20,087	(3,692)	16,395	5 years
Total	$24,285	$(9,049)	$15,236	$25,096	$(5,676)	$19,420

Amortization expense for intangible assets was $1.3 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $4.0 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the estimated future amortization expense related to intangible assets at September 30, 2019 (in thousands):

Amount
Remainder of 2019	$1,316
2020	4,989
2021	3,613
2022	3,418
2023	1,900
Thereafter	—
Total amortization expense	$15,236

7. Debt

As part of the Restlet SAS acquisition in 2016, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of September 30, 2019, the debt had a carrying value of $0.7 million, of which $0.2 million is due within twelve months. The debt balance as of December 31, 2018 was $0.9 million, of which $0.2 million was due within twelve months.

Line of credit

On February 14, 2019, Talend, Inc., Talend USA, Inc. and Stitch Inc. (the “Borrowers”), all wholly-owned subsidiaries of the Company, entered into a revolving credit facility with Square 1 Bank, a division of Pacific Western Bank (“PWB) (the “Loan Agreement”).

In September 2019, in connection with the issuance of the 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”), the Company terminated the Loan Agreement. Prior to the termination date, no amounts had been drawn on the credit facility under the Loan Agreement.

Convertible Senior Notes due in 2024

In September 2019, the Company issued an aggregate principal amount of €125.0 million of the 2024 Notes and an additional 12% or €14.8 million, pursuant to the partial exercise of the option to purchase additional 2024 Notes granted to the initial purchasers, in a private placement, pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers (as defined in Rule144A promulgated under the Securities Act). The net proceeds from the issuance, after deducting initial purchaser discounts and debt issuance costs of €6.0 million, were €133.8 million.

The 2024 Notes mature on September 1, 2024, unless earlier repurchased, redeemed or converted, and bear interest at a fixed rate of 1.75% per year payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2020.

Each €1,000 of principal amount of the 2024 Notes will initially be convertible, subject to adjustment upon the occurrence of specified events, into 19.3234 ADSs, corresponding to 19.3234 of the Company’s ordinary shares per €1,000 principal amount of the 2024 Notes as of the date hereof, which initial conversion rate is equivalent to an initial conversion price of approximately €51.75 per ADS calculated on the basis of the closing price of the Company’s ADSs of $38.72 and an euro to U.S. Dollar exchange rate of €1 to $1.1036 on the pricing date of the 2024 Notes. The conversion rate for the 2024 Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events set forth in the indenture for the 2024 Notes that occur prior to maturity or if the Company calls any 2024 Notes for redemption, the Company will increase the conversion rate of the 2024 Notes for a holder who elects to convert its 2024 Notes in connection with such a corporate event or during the related redemption period in certain circumstances under the indenture for the 2024 Notes. Holders may convert all or any portion of their 2024 Notes at their option at any time on or after 9:00 a.m. (New York City time) on the business day immediately preceding June 1, 2024 until 9:00 a.m. (New York City time) on the second business day immediately preceding the maturity date of the 2024 Notes. Further, holders may convert their 2024 Notes at their option prior 9:00 a.m. (New York City time) on the business day immediately preceding June 1, 2024, only under the following circumstances:

●	During, but prior to 9:00 a.m. (New York City time) on the last business day of, any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the ADSs (converted into euros in the manner specified in the indenture for the 2024 Notes) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day;

●	During the six business day period prior to 9:00 a.m. (New York City time) on the last business day of such period after any five consecutive trading day period (the “measurement period”) in which the trading price per €1,000 principal amount of the 2024 Notes, for each trading day of the measurement period, was less than

98% of the product of the last reported sale price of our ADSs (converted into euros at 4:00 p.m. New York City time on such trading day) and the conversion rate for the 2024 Notes on each such trading day;

●	If the Company calls any or all of the 2024 Notes for redemption, at any time prior to 9:00 a.m. (New York City time) on the second business day immediately preceding the redemption date; and

●	upon the occurrence of certain specified corporate events.

Upon conversion, the Company will pay or deliver, as the case may be, a cash amount in euros, ADSs or a combination of a cash amount in euros and ADSs, at the Company’s election, to the holder. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and ADSs, the amount of cash and ADSs, if any, due upon conversion will be based on a settlement amount equal to the sum of the daily conversion values for each of the 40 consecutive trading days during the related observation period (in the manner set forth in the indenture for the 2024 Notes).

The Company may redeem for cash all, but not less than all, of the 2024 Notes at its option upon certain changes in the tax law of any relevant taxing jurisdiction at a redemption price equal to 100% of the principal amount of 2024 Notes to be redeemed, plus accrued and unpaid interest, including any additional amounts, to, but excluding, the redemption date.

Other than in connection with a tax redemption, the Company may not redeem the 2024 Notes prior to September 6, 2022. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after September 6, 2022 if the last reported sale price of its ADSs (converted into euros in the manner specified in the indenture for the 2024 Notes) has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a “fundamental change” (as defined in the indenture for the 2024 Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their 2024 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2024 Notes are senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes, and equal in right of payment to any of the Company’s existing and future liabilities that are not so subordinated. The 2024 Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries.

In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instruments that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2024 Notes as a whole. The difference between the principal amount of the 2024 Notes and the liability component, equal to $21.7 million (the “debt discount”), was initially recorded in additional paid-in capital. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense at an effective interest rate of 5.00% over the contractual term of the 2024 Notes. The interest rate was based on the interest rates of similar debt instruments that does not have an associated convertible feature.

The Company allocated $0.9 million of debt issuance costs to the equity component and the remaining debt issuance costs of $5.7 million are amortized to interest expense under the effective interest rate method over the contractual term of the 2024 Notes.

The net carrying amount of the 2024 Notes was as follows as of September 30, 2019 (in thousands):

	Principal Balance	Unamortized debt discount	Unamortized debt issuance costs	Net Carrying Amount
Liability Component	$152,803	$(21,412)	$(5,573)	$125,818

The net carrying amount of the equity component of the 2024 Notes was as follows as of September 30, 2019 (in thousands):

	Gross Amount	Allocated debt issuance costs	Net Carrying Amount
Equity Component	$21,732	$(939)	$20,793

During the three months ended September 30, 2019, the Company recognized $0.6 million of interest expense of which $0.4 million relate to the amortization of debt discount and issuance costs and $0.2 million relate to the accrual of coupon expense.

8. Share capital and reserves

As of September 30, 2019, there were 30,782,240 ordinary shares outstanding, each with a nominal value of €0.08.

During the nine months ended September 30, 2019, the Company issued 306,844 ordinary shares upon the exercise of share options, employee warrants (BSPCE) and warrants (BSA), which resulted in total proceeds to the Company of €3.7 million. In addition, during the nine months ended September 30, 2019 the Company issued 185,645 ordinary shares upon the vesting of restricted stock units and received total proceeds of €4.3 million for the issuance of 131,377 ordinary shares pursuant to the Company’s employee stock purchase plan.

Other reserves

The Company’s board of directors, acting upon delegation of the shareholders' meetings held to date, has granted restricted stock units or free shares (actions gratuites, under French law), to employees and officers of the Group. The Company created a specific restricted reserve account in connection with the issuance of granted restricted stock units or free shares equal to €189,758 as of September 30, 2019. Upon vesting of each of the restricted stock units or free shares pursuant to our free share plans, a new share of the Company will be issued to the relevant beneficiary and, simultaneously, an amount equal to €0.08 will be withdrawn from the above reserve to increase the share capital of the Company.

9. Share-based payment plans

The following table summarizes the number of stock options and warrants outstanding (in thousands):

	Number of	Number of employee	Number of
	stock options	BSPCE warrants	BSA warrants
Balance at January 1, 2018	2,282	343	88
Granted during the period	2	—	38
Exercised during the period	(409)	(105)	(10)
Forfeited during the period	(88)	(4)	—
Balance at September 30, 2018	1,787	234	116
Balance at January 1, 2019	1,707	229	131
Granted during the period	—	—	75
Exercised during the period	(262)	(45)	—
Forfeited during the period	(123)	(6)	—
Balance at September 30, 2019	1,322	178	206

As of September 30, 2019, there were 1,813,200 stock options, warrants (BSA) and restricted stock units available for grant under the Company’s share pool reserve.

In general, vesting of stock options and employee warrants (BSPCE) occurs over four years, with 25% on the one year anniversary of the grant and 1/16th on a quarterly basis thereafter. Options have a contractual life of ten years. Individuals must continue to provide services to the Group in order to vest. Upon termination, all unvested options are forfeited and vested options must generally be exercised within three months. All expenses related to these plans have been recorded in the consolidated statements of operations in the same line items as the related employee’s cash-based compensation.

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

A summary of stock option activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) under all of the plans as of September 30, 2019 are presented in the following table (in thousands, except exercise price per option):

	Number of stock options outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance at December 31, 2018	1,707	$11.95	6.3	$42,769
Granted	—	—
Exercised	(262)	13.17
Forfeited	(123)	19.16
Balance at September 30, 2019	1,322	$10.35	5.3	$31,417
Vested and expected to vest at September 30, 2019	1,305	$10.31	5.3	$31,069
Exercisable at September 30, 2019	1,141	$9.07	5.1	$28,568

The total intrinsic values of stock options exercised during the period ended September 30, 2019 was $8.1 million.

(b)	Employee warrants (BSPCE)

The Company’s board of directors has been authorized by the shareholders’ general meeting to grant BSPCE (“bons de souscription de parts de créateur d'entreprise or employee warrants”) to employees who are French tax residents as they carry favorable tax and social security treatment for French tax residents. Employee warrants (BSPCE) are a specific type of option to acquire ordinary shares available to qualifying companies in France that meet certain criteria. Otherwise, employee warrants (BSPCE) function in the same manner as share options. The Company no longer grants employee warrants (BSPCE) as they are no longer authorized for grant by the Board.

A summary of employee warrants (BSPCE) activity and related WAEP and WACT under all of the plans as of September 30, 2019 are presented in the following table (in thousands, except exercise price per warrant):

	Number of employee warrants outstanding	WAEP per warrant	WACT (in years)	Aggregate intrinsic value
Balance at December 31, 2018	229	$15.49	6.7	$4,922
Granted	—	—
Exercised	(45)	13.03
Forfeited	(6)	25.10
Balance at September 30, 2019	178	$14.88	5.9	$3,434
Vested and expected to vest at September 30, 2019	173	$14.95	6.0	$3,334
Exercisable at September 30, 2019	146	$13.51	5.7	$3,017

The total intrinsic values of BSPCE warrants exercised during the period ended September 30, 2019 was $1.4 million.

(c)	Restricted Stock Units (RSU)

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

In general, service-based RSUs vest over a four-year period, with 25% vesting on the one year anniversary of the grant and equal quarterly installments thereafter.

A summary of RSUs activity under all of the plans as of September 30, 2019 is presented in the following table (in thousands, except fair value per RSU):

	Number of service-	Number of performance-	Weighted-average
	based RSUs	based RSUs	grant date fair value
Balance at December 31, 2018	1,210	301	$44.9
Granted	1,112	351	43.8
Vested and released	(156)	(30)	35.2
Forfeited	(214)	(202)	42.2
Balance at September 30, 2019	1,952	420	$44.2
Expected to vest at September 30, 2019	1,554	153	$44.0

(d)	Warrants (BSA)

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

In the second quarter of 2019, the Company’s board of directors granted 74,760 warrants (BSA), with an exercise price of $47.79 and grant date fair value of $14.98 per warrant. The warrants (BSA) vest quarterly over a one-year period and as of September 30, 2019, 18,690 of the warrants (BSA) are exercisable.

(e)	Employee Stock Purchase Plan

In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”) which is intended to qualify under Section 423 of the Internal Revenue Code of 1986. The ESPP allows eligible employee participants to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions. The Company’s executive officers and all of its other employees are allowed to participate in the ESPP. A total of 498,522 ADSs are available for sale under the ESPP as of September 30, 2019. In addition, with shareholder approval, the ESPP provides for increases by the Company’s board of directors in the number of ADSs available for issuance under the ESPP.

Under the ESPP, employees are eligible to purchase ADSs through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs will be 85% of the lower of the fair value of the Company’s ADSs on the first trading day of the offering period or on the last trading day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ADSs, valued at the start of the offering period, under the ESPP in any calendar year. As of September 30, 2019, $0.8 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.

(f)	Compensation expense

Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue - subscriptions	$773	$433	$2,301	$925
Cost of revenue - professional services	472	327	1,602	614
Sales and marketing	3,030	1,968	7,663	4,672
Research and development	2,680	1,500	8,098	4,042
General and administrative	2,084	1,277	6,621	3,968
Total share-based compensation expense	$9,039	$5,505	$26,285	$14,221

As of September 30, 2019, the Company had $45.8 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.9 years.

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

ROU assets represent the Group’s right to use an underlying asset for the lease term and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Group’s leases do not provide an implicit rate, the Group uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Group’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group has lease agreements with lease and non-lease components, which are generally accounted for separately, but the Group has made an accounting policy decision to account for the lease and non-lease components as a single lease component. The Group also made an accounting policy decision not to record ROU assets or lease liabilities for leases with terms of 12 months or less. The Group has operating leases for corporate offices, none of which have variable lease payments.

The components of lease expense for the nine months ended September 30, 2019 were as follows (in thousands):

Amount
Operating lease cost	$4,264

The balances for our operating leases are presented within our consolidated balance sheet as follows (in thousands):

September 30, 2019
Operating lease right-of-use assets	$26,430
Operating lease liabilities	$27,900

Other information related to our operating leases is as follows (dollars in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$3,404
Right-of-use assets obtained in exchange for lease obligations	612
Weighted average remaining lease term for operating leases	6.7 years
Weighted average discount rate	5.4%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Amount
Remainder of 2019	$1,427
2020	5,010
2021	4,579
2022	4,427
2023	3,899
Thereafter	13,822
Total lease payments	33,164
Less imputed interest	(5,264)
Total	$27,900

Future minimum undiscounted lease payments as of December 31, 2018 accounted for under guidance ASC 840 were as follows (in thousands):

Amount
2019	$5,286
2020	5,757
2021	5,591
2022	5,320
2023	4,014
Thereafter	14,832
Total future minimum lease payments	$40,800

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

The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate after discrete items was (1.0%) and (0.1%) for the three months ended September 30, 2019 and 2018, respectively, and (0.1%) and (0.1%) for the nine months ended September 30, 2019 and 2018, respectively.

The 2019 and 2018 annual effective tax rates differed from the French statutory income tax rate of 28.0% for 2019 and 2018, primarily due to a valuation allowance on current year losses in most jurisdictions.

The Company files income tax returns in France as well as many foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

12.	Related party transactions

As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of September 30, 2019, the debt had a carrying value of $0.7 million, see Note 7, Debt. There are no other material related party transactions that require disclosures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “may”, “believe”, “expect”, “anticipate”, “estimate”, “predict”, “intend”, “plan”, “targets”, “projects”, “likely”, “will”, “would”, “could”, “should”, “potential”, “continue”, “contemplate” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	Our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, expectations about our future cash flow, and ability to achieve and maintain profitability;
●	The sufficiency of our cash and cash equivalents to meet our liquidity needs;
●	Our plans to expand our non-U.S. presence to address the needs of our global customers and to acquire customers in new geographies;
●	Our plans to invest in new product development, adding new features and services, increasing functionality, and enhancing our integration cloud infrastructure, which will increase research and development expenses in absolute dollars;
●	Our plans to continue to invest additional resources in our cloud-based offerings and services and increased cost of hosting fees;
●	The sufficiency of our security measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage;
●	Our expectation that, over time, more of our existing customers will generate annualized subscription revenue of $0.1 million or more;
●	Our expectation that our dollar-based net expansion rate will potentially decline as we scale our business;
●	Our expectation that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue;
●	Our expectation that our cloud integration business will grow as a percentage of revenue;
●	Our expectation that professional services revenue growth will slow, and may decline, as we work with more systems integrators and as our cloud-based offerings increase;
●	Our expectation that we will continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events, which may affect our sales and marketing costs in a particular quarter;
●	Our plan to invest in training and retention of our sales team; and
●	Our expectation that, in the future, general and administrative expenses will increase as we invest in our infrastructure and incur additional employee-related costs and professional fees related to the growth of our business.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. You should read thoroughly this Quarterly Report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.

Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud integration products; our ability to successfully manage our business model transition to cloud-based products and a customer-centric sales model; our ability to successfully expand into our existing markets and into new domestic and international markets; our long and unpredictable sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for big data applications; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our on-premise Talend Big Data Integration and Talend Cloud solutions; our ability to deliver high-quality customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; any disruption in or fraudulent or unauthorized access to our information technology systems and production environment, including a breach of cyber security; our ability to comply with existing and modified or new government laws and regulations, including privacy, data security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; exposure to political, economic and social events in the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; general economic conditions; our estimates and judgments relating to our critical accounting policies; and changes in accounting principles generally accepted in the United States.

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

Overview

Our mission is to enable every organization to realize the power of their data with speed and trust. We are a key enabler of the data-driven enterprise where data is a strategic asset powering business. Talend Data Fabric allows customers in any industry to improve business performance by using their data to create new insights and to automate business processes. Our customers rely on our software to better understand their customers, offer new apps and services, and improve operations with predictive maintenance.

Our employee base has grown from 886 employees as of December 31, 2017 to 1,169 employees as of December 31, 2018, and 1,240 employees as of September 30, 2019. We plan to continue to expand our non-U.S. presence to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.

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

We generate the majority of our revenue from subscriptions of our commercial solutions. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 85% of our total revenue in the year ended December 31, 2017, to 86% in the year ended December 31, 2018, to 87% in the nine month period ended September 30, 2019.

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

Annual Recurring Revenue

Annual Recurring Revenue (“ARR”) represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of premise-based products and SaaS offerings and excludes original equipment manufacturer (“OEM”) sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve. As of September 30, 2019, ARR was $224.8 million, representing growth of 24% from September 30, 2018, or 27% on a constant currency basis, driven by strong demand for our cloud-based solutions.

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

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2019	2019	2019
Actual FX rates	36%	38%	26%	26%	24%
Constant Currency	36%	40%	31%	30%	26%

Number of Customers Above a Certain Subscription Revenue Threshold

We believe our ability to increase the number of customers above a certain subscription revenue threshold over time is an indicator of our ability to penetrate large enterprise customers. We track our performance in this area by measuring the number of customers which generate an annualized subscription revenue of $0.1 million or more, calculated by multiplying the total subscription revenue from a customer in the given quarter by four.

As we continue to expand the sales of existing and new products within our existing customer base, over time we expect more of our existing customers will cross the $0.1 million threshold, driven particularly by cloud customers as we increasingly focus our resources on our cloud offerings and the overall market shifts to cloud. However, this increase may not materialize if we do not successfully renew subscriptions with our existing customers, particularly if our on-premise subscription business growth falls below our expectations.

The following table summarizes on a quarterly basis the number of customers above $0.1 million of annualized subscription revenue since September 30, 2018.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2019	2019	2019
Customers count	444	472	501	525	521

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

We calculate our dollar-based net expansion rate by dividing our recurring customer revenue by our base revenue. We define base revenue as the subscription revenue we recognized from all customers during the four quarters ended one year prior to the date of measurement. We define our recurring customer revenue as the subscription revenue we recognized during the four quarters ended on the date of measurement from the same customer base included in our measure of base revenue, including revenue resulting from additional sales to those customers. This analysis excludes revenue derived from our OEM sales. We expect our dollar-based net expansion rate to potentially decline as we scale our business, particularly as we continue to focus on increasing sales of our cloud-based solutions to new customers and market demand for on-premise solutions continues to slow. The dollar-based net expansion rate will also face a potential decline as the benefit from the adoption of ASC 606 will not repeat in 2019.

The following table summarizes our quarterly dollar-based net expansion rate since July 1, 2018 on both an actual and constant currency basis.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
Dollar-based net expansion rate	2018	2018	2019	2019	2019
Actual FX rates	123%	122%	117%	115%	111%
Constant Currency	118%	120%	118%	118%	114%

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

The table below shows our free cash flow for each of the three and nine months ended September 30, 2019 and 2018, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). For the nine months ended September 30, 2019, our free cash flow was negatively impacted by pre-billed contract duration compression and macroeconomic conditions in Europe, which have resulted in softer demand for our on-premise products there. We expect free cash flow to continue to be negatively affected by these trends for the near term.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash used in operating activities	$(10,790)	$(5,093)	$(16,414)	$(604)
Less: Acquisition of property & equipment	520	1,558	2,064	2,906
Free Cash Flow	$(11,310)	$(6,651)	$(18,478)	$(3,510)

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

Professional services revenue.  Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. These engagements are generally provided by our own team of specialized consultants or by third-party consultants to whom we contract on a periodic basis. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and material basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect our professional services revenue growth will slow, and may decline, as we work with more systems integrators, who assist our customers with the implementation of our solutions and as our cloud-based offerings increase because cloud customers typically demand fewer professional services.

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

General and administrative.  General and administrative expenses consist of salaries and related expenses, including share-based payment expense, for finance, legal, human resources and information systems management personnel, as well as external legal, accounting and other professional fees, other corporate expenses and related overhead.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated statements of operations
Revenue
Subscriptions	$55,141	$44,631	$158,079	$126,444
Professional services	7,484	7,434	22,975	22,189
Total revenue	62,625	52,065	181,054	148,633
Cost of revenue (1)
Subscriptions	7,976	5,756	23,782	16,683
Professional services	6,772	7,237	21,925	19,432
Total cost of revenue	14,748	12,993	45,707	36,115
Gross profit	47,877	39,072	135,347	112,518
Operating expenses (1)
Sales and marketing	33,277	28,365	102,582	82,339
Research and development	15,552	9,930	46,987	29,801
General and administrative	12,163	10,179	34,191	28,791
Total operating expenses	60,992	48,474	183,760	140,931
Loss from operations	(13,115)	(9,402)	(48,413)	(28,413)
Other income (expense)	(235)	132	(826)	341
Loss before benefit (provision) for income taxes	(13,350)	(9,270)	(49,239)	(28,072)
Benefit (provision) for income taxes	(9)	21	(48)	(31)
Net loss for the period	$(13,359)	$(9,249)	$(49,287)	$(28,103)
(1)	Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue - subscriptions	$773	$433	$2,301	$925
Cost of revenue - professional services	472	327	1,602	614
Sales and marketing	3,030	1,968	7,663	4,672
Research and development	3,587	1,855	10,834	5,198
General and administrative	2,496	1,377	7,859	4,277
Total share-based payment and amortization of acquired intangibles expense	$10,358	$5,960	$30,259	$15,686

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Subscriptions	88%	86%	87%	85%
Professional services	12%	14%	13%	15%
Total revenue	100%	100%	100%	100%
Total cost of revenue	24%	25%	25%	24%
Gross profit	76%	75%	75%	76%
Operating expenses
Sales and marketing	53%	54%	57%	55%
Research and development	25%	19%	26%	20%
General and administrative	19%	20%	19%	19%
Total operating expenses	97%	93%	102%	94%
Loss from operations	(21)%	(18)%	(27)%	(18)%
Other income (expense)	—%	—%	—%	—%
Loss before income tax (expense) benefit	(21)%	(18)%	(27)%	(18)%
Income tax (expense) benefit	—%	—%	—%	—%
Net loss for the year	(21)%	(18)%	(27)%	(18)%

Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Subscriptions	$55,141	$44,631	$10,510	24%	$158,079	$126,444	$31,635	25%
Professional services	7,484	7,434	50	1%	22,975	22,189	786	4%
Total revenue	$62,625	$52,065	$10,560	20%	$181,054	$148,633	$32,421	22%

Total revenue increased $10.6 million, or 20%, for the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase in revenue was primarily attributable to an increase in subscription revenue.

Subscription revenue increased $10.5 million, or 24%, for the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase in subscription revenue was primarily attributable to greater demand for Talend Cloud, which grew by over 100% in the three months ended September 30, 2019 compared to the corresponding period in 2018. Stitch, acquired in November 2018, also contributed to a lesser extent to the increase in subscription revenue for the three months ended September 30, 2019.

Professional services revenue remained relatively flat for the three months ended September 30, 2019 compared to the corresponding period in 2018, primarily due to lower demand for professional services by customers who subscribe to Talend Cloud solutions.

Total revenue increased $32.4 million, or 22%, for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The growth in total revenue was attributable primarily to growth in subscription revenues and to a lesser extent growth in professional services revenue.

Subscription revenue increased $31.6 million, or 25%, for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase in subscription revenue was primarily attributable to greater demand for Talend Cloud and to a lesser extent the acquisition of Stitch.

In the near term, we expect our subscription revenue growth to be negatively impacted by overall economic conditions in Europe, which contributed to a slower sequential increase in ARR as of September 30, 2019 compared to prior periods.

Professional services revenue increased $0.8 million, or 4%, for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase in professional services revenue was mainly due to greater demand from North American customers.

Subscription revenues by geography were as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Americas	$25,771	$20,885	$4,886	23%	$73,028	$58,741	$14,287	24%
EMEA	24,020	20,388	3,632	18%	70,339	58,948	11,391	19%
Asia Pacific	5,350	3,358	1,992	59%	14,712	8,755	5,957	68%
Total subscription revenue	$55,141	$44,631	$10,510	24%	$158,079	$126,444	$31,635	25%

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of subscription	$7,976	$5,756	$2,220	39%	$23,782	$16,683	$7,099	43%
Cost of professional services	6,772	7,237	(465)	-6%	21,925	19,432	2,493	13%
Total cost of revenue	$14,748	$12,993	$1,755	14%	$45,707	$36,115	$9,592	27%
Gross Profit	$47,877	$39,072	$8,805	23%	$135,347	$112,518	$22,829	20%
Gross Margin	76%	75%			75%	76%

Total cost of revenue for the three months ended September 30, 2019 increased $1.8 million, or 14%, compared to the corresponding period in 2018 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.

Cost of subscription revenue increased $2.2 million, or 39%, for the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily attributable to an increase in employee related cost of $1.1 million. Talend Cloud hosting support cost also contributed $0.6 million to the increase as a result of the increase of our Talend Cloud bookings.

Cost of professional services revenue decreased $0.5 million, or 6%, for the three months ended September 30, 2019 compared to the corresponding period in 2018, primarily due to a decrease in consulting fees of $0.9 million partially offset by an increase in employee-related cost.

Total cost of revenue for the nine months ended September 30, 2019 increased $9.6 million, or 27%, compared to the corresponding period in 2018, primarily as a result of increased cost of subscription revenue and to a lesser extent an increase in cost of professional service revenue.

Cost of subscription revenue increased $7.1 million, or 43%, for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to an increase in employee-related cost of $4.3 million as result of increased headcount to support revenue growth. Talend Cloud hosting support cost also contributed $1.1 million to the increase as a result of the increase of our Talend Cloud bookings.

Cost of professional services revenue increased $2.5 million, or 13%, for the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to an increase in employee-related cost of $3.2 million as result of increased headcount and stock-based compensation expense. This increase was partially offset by lower consulting fees paid to outside parties.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and Marketing	$33,277	$28,365	$4,912	17%	$102,582	$82,339	$20,243	25%

Sales and marketing expenses increased $4.9 million, or 17%, in the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to an approximately $4.3 million increase in employee compensation expenses, including commissions and bonuses, as a result of increase in headcounts and higher bookings, and an increase in share-based compensation expense.

Sales and marketing expenses increased $20.2 million, or 25%, in the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $14.6 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation expense as a result of an adjustment to the estimated forfeiture rate during the period. Higher travel expenses and other operational costs also contributed to approximately $3.9 million in increased expenses.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and Development	$15,552	$9,930	$5,622	57%	$46,987	$29,801	$17,186	58%

Research and development expenses increased $5.6 million, or 57%, in the three months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $3.9 million increase in employee compensation expenses and share-based compensation expense. To a lesser degree, higher office-related cost and travel expenses also contributed to the increase.

Research and development expenses increased $17.2 million, or 58%, in the nine months ended September 30, 2019 compared to the corresponding period in 2018. The increase was primarily due to a $11.4 million increase in employee compensation expenses resulting from an increased headcount, and share-based compensation expense as a result of an adjustment to the estimated forfeiture rate during the period. Higher office and IT-related costs contributed approximately $1.8 million and amortization expense from our November 2018 acquisition of Stitch contributed $1.6 million to the increase compared to the nine months ended September 30, 2018.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and Administrative	$12,163	$10,179	$1,984	19%	$34,191	$28,791	$5,400	19%

General and administrative expenses increased $2.0 million, or 19%, in the three months ended September 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase of $1.7 million in employee compensation expenses as result of higher headcount to support our growth, and a $1.1 million increase in professional fees, office-related costs and amortization expense. These increases were partially offset by new corporate allocations of IT-related costs.

General and administrative expenses increased $5.4 million, or 19%, in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase of $6.6 million in employee compensation expenses, and a $1.8 million increase in amortization expense, professional fees, and insurance cost. These increases were partially offset by new corporate allocations of IT-related costs.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash used in operating activities	$(16,414)	$(604)
Cash used in investing activities	(2,064)	(2,906)
Cash from financing activities	158,152	8,074
Net increase in cash and cash equivalents	$139,674	$4,564

Through September 30, 2019, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. In September 2019, we received net proceeds, after deducting discounts and commission to the initial purchasers and issuance expenses, of $149.1 million from the issuance of our 2024 Notes. In connection with the issuance of our 2024 Notes, we terminated our secured revolving credit facility. As of September 30, 2019, we had $172.0 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Operating Activities

During the nine month period ended September 30, 2019, operating activities used $16.4 million in cash as a result of a net loss of $49.3 million and a $0.1 million unfavorable impact from changes in working capital offset by non-cash charges of $33.0 million.

During the nine month period ended September 30, 2018, operating activities used $0.6 million in cash as a result of a net loss of $28.1 million, adjusted by non-cash charges of $17.3 million and a $10.2 million favorable impact from changes in working capital. The net decrease in our working capital was primarily the result of $9.1 million decrease in our accounts receivables in the nine month period ended September 30, 2018 due to an intended reduction in contract duration in order to minimize discounts and reduce the complexity of our sales cycle.

Investing Activities

Cash used in investing activities for the nine month period ended September 30, 2019 was $2.1 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Cash used in investing activities for the nine months ended September 30, 2018 was $2.9 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Financing Activities

Cash from financing activities for the nine month period ended September 30, 2019 was $158.2 million. Financing proceeds for the nine month period ended September 30, 2019 was primarily driven by $149.1 million of net proceeds from the issuance of the 2024 Notes, $4.4 million of proceeds from the exercise of employee stock awards and $4.7 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Cash from financing activities for the nine month period ended September 30, 2018 was $8.1 million. Financing proceeds for the nine month period ended September 30, 2018 was driven by $6.5 million of proceeds from the exercise of employee stock awards and $1.8 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Contractual Obligations

Our contractual obligations primarily consist of obligations under our 2024 Notes and operating leases for office space. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash and cash equivalents. As of September 30, 2019, our non-cancelable contractual obligations were as follows:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	Years	Years	5 Years
Debt obligations (1)	$153,540	$199	$380	$152,961	$—
Interest obligations (2)	13,370	2,674	5,348	5,348	—
Operating lease obligations (3)	33,164	5,297	9,047	7,809	11,011
Total	$200,074	$8,170	$14,775	$166,118	$11,011

(1)	Debt obligations include the principal balance of the 2024 Notes, reflected in the payment period in the table above based on the contractual maturity assuming no conversion. Debt obligations also include the principal payments of debt assumed by the Company from the Restlet SAS acquisition.
(2)	These amounts represent the estimated aggregate interest obligations for our outstanding 2024 Notes that are payable in cash.
(3)	These amounts represent the future undiscounted non-cancelable minimum lease payments under operating leases for our offices.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations as a result of changes in foreign currency exchange rates. Our sales contracts are generally denominated in the local currency of the entity with which they are contracted. Our operating expenses are generally denominated in the local currencies of the countries where our operations are located. Most of our expenses are incurred in euros and U.S. dollars. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. As the U.S. dollar fluctuates against certain international currencies, the amounts of revenue and deferred revenue that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may also fluctuate relative to what we would have reported using a constant currency rate.

For the nine months ended September 30, 2019, approximately 55% of our revenue and approximately 54% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2018 approximately 57% of our revenue and approximately 63% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our USD denominated inflows have covered our USD denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the nine months ended September 30, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. Dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company by approximately $3.1 million.

Interest Rate Risk

We had cash and cash equivalents of $172.0 million and $34.1 million at September 30, 2019 and December 31, 2018, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. Short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. For the nine months ended September 30, 2019, a hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial statements.

In September 2019, we issued €139.8 million aggregate principal amount of 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”). The 2024 Notes have a fixed annual interest rate of 1.75% and, therefore, we do not have economic interest rate exposure on the 2024 Notes. However, the fair value of the 2024 Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate 2024 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2024 Notes fluctuates when the market price of our

ADSs fluctuate. We carry the 2024 Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred losses in all years since our inception. We incurred a net loss of $31.2 million in the year ended December 31, 2017, $40.4 million in the year ended December 31, 2018 and $49.3 million in the nine months ended September 30, 2019. As a result, we had accumulated losses of $273.7 million as of September 30, 2019. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our installed customer base, expand our sales channels, expand our operations, hire additional employees and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire large enterprise customers, or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or maintaining or increasing cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods.  Our employee headcount and number of customers have increased significantly, and we expect to continue to grow our headcount significantly over the next year. For example, our employee base has grown from 886 employees as of December 31, 2017 to 1,169 employees as of December 31, 2018 to 1,240 employees as of September 30, 2019. The growth and expansion of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and our growth strategy is dependent upon increased sales to these large enterprise customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

To address the industry transition to cloud-based technologies and the decrease in on-premise big data application adoption, we have accelerated the development of our cloud offerings. We expect the shift to a customer-centric sales model will help drive increased subscriptions by providing us with competitive insights during the sales process and more flexible pricing approaches. During this transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front. Further, our cloud customers typically demand fewer professional services from us compared to on-premise customers, which has had, and we anticipate will continue to have, a negative impact on our professional services revenue. This transition may give rise to a number of risks, and if we do not successfully execute this transition, our business and future operating results could be adversely affected.

Our ability to achieve our financial objectives is subject to risks and uncertainties. Continued development of existing cloud offerings as well as new cloud offerings requires a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding privacy and data protection and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, competitive offerings, particularly from low-end cloud competition, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. Moreover, if our sales model is not successful, or if new sales models we adopt are not successful, our business could be adversely affected. In addition, any failure of our management and sales personnel to develop and implement sales strategies for our new product offerings could harm our ability to successfully introduce new products.

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

Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security incidents, such as ransomware attacks. Our use and distribution of open source software may increase this risk. If our website is unavailable, our users are unable to use our products or download our tools, we fail to satisfy contractual obligations guaranteeing minimum availability rates, or users or prospective users are unable to order subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed.

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

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our subscription offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in large part on sales to larger subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscription offerings, generally averages seven and a half months, but can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Particularly for larger enterprise customers, the sales cycle can be longer and require additional resources as these customers may undertake an evaluation process and we may spend substantial time, effort and money in these sales efforts. Additionally, product purchases by larger organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Larger enterprise customers may also have longer implementation cycles and require greater product functionality or support. Our sales cycle can extend to more than a year for some customers. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and our revenue for any future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if we are unable to convert large enterprise customers and our revenue falls below our expectations in a particular quarter, which could cause the price of our ADSs to decline.

If our existing customers terminate or do not renew their subscriptions, it could have an adverse effect on our business and results of operations.

We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the nine months ended September 30, 2019, over half of our subscription bookings were generated from the renewals of existing subscription agreements or from the transition of our current customers to our cloud offering. As a result, achieving a high renewal rate of our subscription agreements is critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates may decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, our product uptime or latency, and the pricing of our, or competing, products. If our customers renew their subscriptions, they may renew for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, so we may not accurately predict future renewal trends. Our customers may not renew their subscriptions. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may grow more slowly than expected or decline.

We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for a significant portion of our revenue, comprising 85% of total revenue in the year ended December 31, 2017, 86% in the year ended December 31, 2018 and 87% for the nine months ended September 30, 2019. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline, and our business will suffer.

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

Our ability to increase the adoption of our big data solutions, increase sales of related support subscriptions and professional services depends on the increased adoption of big data services and applications by enterprises. While we believe that big data services and applications can offer a compelling value proposition to many enterprises, the broad adoption of big data applications and services also presents challenges to enterprises, including developing the internal expertise and infrastructure to manage big data applications and services effectively, coordinating multiple data sources, defining a big data strategy that delivers an appropriate return on investment and implementing an information technology infrastructure and architecture that enables the efficient deployment of big data solutions. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market are subject to significant uncertainty. Market demand for on-premise big data systems and applications has slowed recently, due in part to the rapid advance of big data capabilities from cloud platform providers. If the market for big data applications and services does not grow as expected and if the market demand for on-premise big data applications slows further or declines, our business prospects may be adversely affected. Even if the market for big data applications and services increases, our business may not grow at a similar rate, or at all.

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

●	Diversified technology companies that offer data integration solutions, including: IBM, Microsoft, Oracle, SAP and SAS;
●	Pure-play data integration vendors, including: Ab Initio, Informatica and Tibco;
●	Early-stage, niche data integration technologies; and
●	Hand-coded, custom data integration solutions built internally by organizations that we target as potential customers.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

●	Greater name recognition and longer operating histories;
●	Larger sales and marketing budgets and resources;
●	Broader distribution and established relationships with distribution partners and customers;
●	Greater customer support resources;

●	Greater resources to make acquisitions;
●	Lower labor and development costs;
●	Larger and more mature intellectual property portfolios; and
●	Substantially greater financial, technical and other resources.

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

One of the characteristics of open source software is that anyone may obtain access to the source code for our open source products and then modify and redistribute the existing open source software and use it to compete in the marketplace. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors to develop their own software, including software based on Talend Open Studio, potentially reducing the demand for our solution and putting price pressure on our subscription offerings. We may not be able to compete successfully against current and future competitors and competitive pressure or the availability of new open source software may result in price reductions, reduced operating margins and loss of market share, any one of which could harm our business, financial condition, results of operations and cash flows.

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

In September 2019, we received net proceeds of $149.1 million from the issuance of the 2024 Notes. To that end, we expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2019 as pre-billed contract duration has compressed. We also intend to make investments in our business in order to support our growth. As a result, we may need to raise additional funds in the future, or we may elect to raise additional capital to fund investments in our business or strategic investments. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional capital by issuing equity or securities convertible into equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and underlying ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ADSs. The sale of equity to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations and financial condition.

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

We derived a substantial portion of our subscription revenue in the year ended December 31, 2018 from our on-premise Talend Big Data Integration and Talend Cloud solutions and failure of these solutions to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.

We derived a substantial portion of our subscription revenue in the year ended December 31, 2018 and expect to continue to derive a significant portion of our subscription revenue from our on-premise Talend Big Data Integration and Talend Cloud solutions. Demand for on-premise Talend Big Data Integration and Talend Cloud is affected by a number of factors, many of which are beyond our control, including market acceptance of our solutions by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors and additional capabilities and functionality by us, technological change and growth or contraction in the market in which we compete, including the adoption of big data technologies. We expect the proliferation of data to lead to an increase in the IT integration needs of our customers, and on-premise Talend Big Data Integration and Talend Cloud may not be able to perform to meet those demands. If we are unable to continue to meet our subscription customer requirements, to achieve more widespread market acceptance of on-premise Talend Big Data Integration and Talend Cloud, or to increase demand for these solutions, our business, results of operations, financial condition and prospects will be harmed.

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

A breach of our security measures or unauthorized access to private or proprietary data, or a perception that any security breach or other incident has occurred, may result in our software being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.

Our products involve the processing of large amounts of our customers’ sensitive and proprietary information, as well as personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data. While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage of our cloud-based services, we have experienced and may in the future experience, security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our customers’ data. Further, security breaches and other security incidents may result from employee or contractor error or negligence.

Any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our product offerings, as a result of third-party action, employee error, defects or bugs, malfeasance or otherwise, which results in someone obtaining unauthorized access to our proprietary or confidential information, personal information or other private or proprietary data, or any such information or data of our customers, could result in the loss or corruption of any such information or data, or unauthorized access to or acquisition of, such information or data. We have experienced unauthorized access to information from certain of our repositories, hosted by a third-party provider, and from a separate cloud services platform. Past and future security breaches could result in reputational damage, litigation, regulatory investigations and orders, loss of business, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation.

Further, any belief by customers or others that a security breach or other incident has affected us or any of our vendors or service providers, even if a security breach or other incident has not affected us or any of our vendors or service provides or has not actually occurred, could have any or all of the foregoing impacts on us, including damage to our reputation. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents. Moreover, we could be required to expend significant capital and other resources to address the incident and any future data security incident or breach.

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

We depend on a highly skilled workforce, our executive officers and members of our leadership team. An inability to retain and attract highly skilled employees or the loss of one or more of our executive officers or members of our leadership team could harm our business.

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in finance, engineering and sales, may seriously harm our business, financial condition and results of operations. In fact, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform and any failure to hire, train, retain and adequately incentivize our sales personnel could negatively affect our growth and the inability of our recently hired sales personnel to effectively ramp up to target productivity levels could negatively affect our operating margins.

Our employees do not have employment arrangements that require them to continue to work for us for any specified period, and therefore, they can terminate their employment with us at any time. Additionally, the industry in which we operate generally experiences high employee attrition. We have experienced an increase in our employee attrition rates in recent quarters, particularly in our Europe, Middle East and Africa region and our North America region.

Our future performance also depends on the continued services and continuing contributions of our executives and members of our leadership team to execute on our business plan and to identify and pursue new opportunities and product innovations. Although we have entered into employment offer letters with our executives and the members of our leadership team, these agreements have no specific duration and constitute at-will employment. The loss of one or more of our executives or members of our leadership team could seriously harm our business. Within the past few months, two members of our leadership team, our Chief Information Officer and the head of our People team, departed. The loss of services of these individuals or other members of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition and results of operations. In addition, we are currently in the process of attempting to fill our open head of sales position and if we are not effective in managing that or other leadership transitions in our sales organization, our business could be adversely affected and our results of operations and financial condition could be harmed.

Further, competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have substantial presence and need for highly skilled personnel. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. In addition, we have experienced difficulty, and in the future may not be successful, in attracting or integrating qualified personnel to fulfill our current or future needs. For example, we have experienced challenges in filling certain senior management leadership positions, including our head of sales position. We expect hiring challenges, coupled with increased attrition rates, will cause us to fall short of our headcount targets and as a result we may fail to execute and achieve our strategic plans and objectives, which could adversely affect our business, financial condition and results of operation.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with big data and cloud-based software expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. For example, attrition and changing sales team leadership have resulted and may continue to result in slower than expected growth in affected geographies. New hires require significant training and may take significant time before they achieve full productivity before we can continue to scale our sales efforts. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscription offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

Employment laws in some of the countries in which we operate are stringent, which could restrict our ability to react to market changes and cause us to incur higher expenses.

As of September 30, 2019, we had 1,240 full-time employees, of whom approximately 35% were located in the United States, 28% were located in France, 8% were located in China, 8% were located in Germany and 7% were located in the United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.

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

A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We may not retain these channel partners and may not be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.

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

If we are not able to maintain and enhance our brands, our business and results of operations may be adversely affected.

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

As a result of customer buying patterns, we have historically received a substantial portion of subscriptions during the last month or later of each fiscal quarter. If expected sales at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in order fulfillment based on trade compliance requirements, our cash flows and results of operations for that quarter, and our revenue for subsequent periods could fall below our expectations and the estimates of analysts, which could adversely impact our business and results of operations and cause a decline in the market price of our ADSs.

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

Factors that may cause fluctuations in our quarterly financial results include, but are not limited to, those listed below:

●	Our ability to attract and retain new customers;
●	The addition or loss of enterprise customers;
●	Our ability to successfully expand our business domestically and internationally;
●	Our ability to gain new channel partners and retain existing channel partners;
●	Fluctuations in the growth rate of the overall market that our solution addresses;
●	Fluctuations in the mix of our revenue;
●	The amount of contract revenue that we recognize ratably as the proportion of our business represented by cloud increases;
●	The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
●	Network outages or performance degradation of our cloud service;
●	Actual or perceived security breaches and incidents;
●	General economic, industry and market conditions;
●	Customer renewal rates;
●	Increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
●	Changes in our pricing policies or those of our competitors;
●	The budgeting cycles and purchasing practices of customers;
●	Decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
●	Decisions by potential customers to develop in-house solutions as alternatives to our platform;
●	Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
●	Delays in our ability to fulfill our customers’ orders;
●	Seasonal variations in sales of our solution;
●	The cost and potential outcomes of future litigation or other disputes;

●	Future accounting pronouncements or changes in our accounting policies;
●	Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
●	Fluctuations in share-based compensation expense;
●	Fluctuations in foreign currency exchange rates;
●	The timing and success of new products, features and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	The timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
●	Other risk factors described in this Quarterly Report.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trademarks, copyrights, contractual restrictions and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2019, we had one issued patent and one pending patent application. If we decide to seek further patent protection in the future, we may be unable to obtain any patent protection for our technology. In addition, our issued patent and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of September 30, 2019, we had one issued patent and one pending patent application. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

Our actual or perceived failure to protect personal data and other information could have an adverse effect on our business.

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

We have implemented and maintain security measures intended to protect personal data and personally identifiable information within our control. However, our security measures, and those of our vendors, remain vulnerable to various threats posed by hackers and criminals as well as employee error, misconduct or inadvertent mistakes. If our security measures, or those of our vendors, are overcome and information, including personal data or personally identifiable information that we collect or store becomes subject to unauthorized access or acquisition, or loss or misuse, we may be required to comply with costly and burdensome breach notification obligations and may otherwise incur substantial costs in connection with remediating and otherwise responding to any such incident. Additionally, if any security incident occurs or is perceived to have occurred, we may be subject to investigations, enforcement actions and private lawsuits. Any actual or perceived data security incident also is likely to generate negative publicity and have a negative effect on our business. We have been subject to security breaches resulting in unauthorized access to information from certain of our repositories, hosted by a third-party provider, and from a separate cloud services platform, which could subject us to the risks described above.

Although we incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, we expect our costs will increase as we make improvements to our systems and processes to prevent future security incidents. In addition, we may face increased costs for these matters in the event of an actual or perceived future security breach or other security-related incident.

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

Additionally, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” with the United Kingdom’s membership in the European Union presently scheduled to end automatically on January 31, 2020, absent a withdrawal agreement or an agreement for a further extension of the withdrawal agreement between the United Kingdom and the European Union. Brexit may lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

During the years ended December 31, 2017 and 2018 and the nine months ended September 30, 2019, total revenue generated outside of France and the Americas was 38.2%, 41.2% and 42.1% of our total revenue, respectively. Our primary research and development operations are located in France, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

●	Unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
●	Government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;
●	Changes in diplomatic and trade relationships, including new tariffs, trade protections measures, import or export licensing requirements, trade embargoes and other trade barriers;
●	Tariffs imposed by the U.S. government on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the European Union and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remains uncertain;
●	Different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
●	Exposure to many onerous and potentially inconsistent privacy, data protection and data security laws and regulations, particularly in the European Union;
●	Changes in a specific country’s or region’s political or economic conditions;
●	Deterioration of political relations between the U.S. and France, the United Kingdom, Germany and Japan, which could have a material adverse effect on our sales and operations in these countries;
●	Challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
●	Risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury and other similar trade protection regulations and measures in the United States or in other jurisdictions;
●	Reduced ability to timely collect amounts owed to us by our clients in countries where our recourse may be more limited;
●	Limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
●	Limited or unfavorable intellectual property protection;
●	Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and

●	Restrictions on repatriation of earnings.

Furthermore, weak domestic or global economic conditions, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the recent rise in U.S. interest rates, the instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect sales of our products. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. In fact, we anticipate that current political and economic conditions in Europe may negatively impact revenue growth in our Europe, Middle East and Africa region. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

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

Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. On March 29, 2017, the UK government delivered the Article 50 notice to the European Council. This started a period of up to two years of negotiations for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Although the withdrawal of the UK from the EU was scheduled to take effect on March 29, 2019, the withdrawal agreement was extended until April 12, 2019, further extended until October 31, 2019, and again further extended until January 31, 2020. Given the history of extensions, it is unclear when and if such a withdrawal will take place. Without any further extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom’s membership in the European Union would end automatically on January 31, 2020.

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

The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the euro. We are exposed to the economic, market and fiscal conditions in the United Kingdom and the European Union and to changes in any of these conditions. We anticipate that current political and economic conditions in Europe may negatively impact revenue growth in our Europe, Middle East and Africa region. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business.

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

Consequently, the outcome of Brexit could adversely impact our operating results, financial condition and prospects.

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

Further, at various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversy between the United States and China could adversely affect the U.S. and European economies and materially and adversely affect the market price of our ADSs, our business, financial position and financial performance.

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

Current or future economic downturns, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, could harm our business and results of operations, cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. We anticipate that current macroeconomic conditions and uncertainty in Europe may result in slower revenue growth in our Europe, Middle East and Africa region. The U.S. and global macroeconomic environment could be negatively affected by, among other things, financial and credit market fluctuations, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, changes in international trade relationships and trade disputes between the U.S. and other countries, instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China, and terrorist attacks in the United States, Europe or elsewhere. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

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

A significant natural disaster, such as an earthquake, fire, flood, or significant power outage could have an adverse impact on our business, results of operations and financial condition. Our functional corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In the event our or our channel providers’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets, such as revenue, for a particular quarter. In addition, acts of terrorism, other geopolitical unrest, or other man-made problems could cause disruptions in our business or the business of our channel partners, customers or the economy as a whole. Any disruption in the business of our channel partners or customers that affects sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. Further, if a natural disaster or man-made problem were to affect Internet service providers, this could adversely affect the ability of our customers to use our products. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in our inability to continue our operations, system interruptions, reputational harm, delays in our development activities, breaches of data security and loss of critical data, delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations would be adversely affected.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the trading price of the ADSs.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ADSs. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition (including allocation of the transaction price to separate performance obligations), the amortization period for contract acquisition costs, fair value of acquired intangible assets, goodwill impairment test and measurement of share-based compensation. As of January 1, 2019, we are no longer a foreign private issuer and therefore have prepared the financial statements in this Quarterly Report in conformity with GAAP.

An impairment of the carrying value of goodwill or intangible assets could adversely affect our financial results and shareholders’ equity.

As of September 30, 2019, we had goodwill of $49.6 million and net intangible assets of $15.2 million, which in the aggregate represent 18% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

As of January 1, 2019, we are no longer a foreign private issuer and therefore prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 842 in 2019, as discussed in Note 1 to our accompanying consolidated financial statements, has had and continues to have a significant impact on our consolidated statement of financial position. Further, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Risks Related to Our Convertible Senior Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In September 2019, we issued €139.8 million aggregate principal amount of 1.75% Convertible Senior Notes due September 1, 2024, which we refer to as the 2024 Notes. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Further, we may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2024 Notes, which we refer to as the indenture, from incurring additional indebtedness, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2024 Notes when due.

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the 2024 Notes in cash or to repurchase the 2024 Notes upon a fundamental change, which could adversely affect our business and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the 2024 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Further, holders of the 2024 Notes have the right to require us to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture for the 2024 Notes) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2024 Notes, unless we elect to deliver solely ADSs to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2024 Notes surrendered therefor upon a fundamental change or pay cash with respect to 2024 Notes being converted.

In addition, our ability to repurchase the 2024 Notes or to pay cash upon conversion of the 2024 Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase 2024 Notes when the repurchase is required by the indenture or to pay cash upon conversion of the 2024 Notes as required by the indenture could constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of such related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase 2024 Notes or to pay cash upon conversion of the 2024 Notes.

While our 2024 Notes are denominated in euros, we may hold a significant portion of the proceeds in U.S. dollars and our reporting currency is the U.S. dollar, which subjects us to foreign exchange risk.

Our 2024 Notes are denominated in euros and we may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.

In the future, we may enter into contractual arrangements designed to hedge a portion of the foreign currency exchange risk associated with any non-U.S. dollar-denominated debt. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business and results of operations.

The conditional conversion feature of the 2024 Notes, when triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2024 Notes is triggered, holders of the 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2024 Notes, unless we elect to satisfy our conversion obligation by delivering solely ADSs (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.

In addition, even if holders of 2024 Notes do not elect to convert their 2024 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2024 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our ADSs and the trading price of the 2024 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such 2024 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such 2024 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the 2024 Notes, then our diluted earnings per share could be adversely affected.

Conversion of the 2024 Notes will dilute the ownership interest of existing shareholders or may otherwise depress the price of our common stock.

The conversion of some or all of the 2024 Notes will dilute the ownership interests of existing stockholders to the extent we deliver ADSs upon conversion of any of the 2024 Notes. The 2024 Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances specified in the indenture for the 2024 Notes. Moreover, because our ADSs trade in U.S. dollars but the conversion rate and conversion price set forth in the indenture for the 2024 Notes are set forth in euros, fluctuations in the U.S. dollar-euro exchange rate could cause the 2024 Notes to be convertible and result in dilution to our shareholders even if our ADSs do not significantly appreciate in value or appreciate in value at all. For example, one situation in which the 2024 Notes are convertible is when, during any calendar quarter ending after December 31, 2019, the last reported sale price of our ADS (converted into euros in the manner set forth in the indenture for the 2024 Notes) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last day of the immediately preceding calendar quarter is greater than 130% of the conversion price of the 2024 Notes on each applicable trading day. As a result, if the U.S. dollar strengthened sufficiently against the euro, that conversion condition could be satisfied even if our ADSs do not appreciate in value. Any sales in the public market of the ADSs issuable upon any conversion of the 2024 Notes could adversely affect prevailing market prices of our ADSs.

In addition, the existence of the 2024 Notes may encourage short selling by market participants because the conversion of the 2024 Notes could be used to satisfy short positions, or anticipated conversion of the 2024 Notes into ADSs could depress the price of our ADSs.

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

The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Furthermore, the market price of our ADSs has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	Actual or anticipated fluctuations in our revenue and other results of operations;
●	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	Failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Changes in operating performance and stock market valuations of subscription model companies or other technology companies, or those in our industry in particular;
●	Lawsuits threatened or filed against us;
●	Results of our competitors; and
●	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Substantial future sales or perceived potential sales of our ADSs, ordinary shares, or other securities in the public market could cause the price of our ADSs to decline significantly.

The price of our ADSs could decline significantly if there are substantial sales of our ADSs, ordinary shares, or other equity securities in the public market (or the perception that these sales could occur), particularly by our directors, executive officers, and significant shareholders. The shares held by these persons may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. In addition, our executive officers have entered into Rule 10b5-1 trading plans under which they have contracted with a broker to sell shares of our ADSs on a periodic basis.

In addition, a holder of up to 2,112,895 shares of our ordinary shares and ADSs, or 6.9% of our total ordinary shares and ADSs, based on ordinary shares and ADSs outstanding as of September 30, 2019, is entitled to rights with respect to registration of our ordinary shares pursuant to a shareholder agreement. If this holder of our ordinary shares, by exercising their registration rights, sells a large number of ADSs, it could adversely affect the market price for our ADSs. Furthermore, if we file a registration statement for the purposes of selling additional ADSs to raise capital and are required to include ADSs held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Furthermore, we have reserved a significant number of ADSs (and ordinary shares underlying the ADSs) for issuance in connection with awards issued under our equity incentive plans, employee stock purchase program and upon conversion of the 2024 Notes, the issuance of which will dilute the ownership interests of existing shareholders. Any sales in the public market of the ADSs issuable upon such issuance or conversion could adversely affect prevailing market prices for our ADSs.

We may also issue ordinary shares or securities convertible into our ordinary shares from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing holders and could cause the market price of our ADSs to decline significantly.

If securities analysts do not publish research or reports about our business, or if they publish negative reports about our business, the price of the ADSs could decline.

The trading market for the ADSs, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of the ADSs, industry sector, or products, the market price for the ADSs would likely decline. If one or more of these analysts should cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price and trading volume of our ADSs to decline.

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

 Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of September 30, 2019. As a result, these shareholders, acting together, have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

 We have entered into a shareholder agreement, or the Shareholder Agreement, with entities affiliated with Bpifrance Investissement. The Shareholder Agreement contains specific rights, obligations and agreements of Bpifrance Investissement as a holder of our ordinary shares or equity securities representing our ordinary shares (including the ADSs).

In addition, the Shareholder Agreement contains provisions related to the composition of our board of directors. Pursuant to the Shareholder Agreement, entities affiliated with Bpifrance Investissement are entitled to nominate one member of our board of directors. The current director nominated by affiliates of Bpifrance Investissement under the Shareholder Agreement is Thierry Sommelet. As a result, Bpifrance Investissement currently has the ability to elect one of the nine members of our board of directors, and thereby to influence our management and affairs.

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

Risks Related to Investing in a French Company

Provisions in our By-laws, French corporate law, and provisions in the indenture for our 2024 Notes contain provisions that may delay or discourage a takeover attempt.

Provisions contained in our By-laws, and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of French law and our By-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:

●	Provisions of French law allowing the owner of 90% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a regulated market in a Member State of the European Union or in another state party to the Agreement on the European Economic Area, including the main French stock exchange and will therefore not be applicable to us, unless we dual-list on such regulated market;
●	A merger (i.e., in a French law context, a stock-for-stock exchange after which our company would be dissolved without being liquidated into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant meeting;
●	A merger of our company into a company incorporated outside of the European Union would require the unanimous approval of our shareholders;
●	Under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder;
●	Our shareholders have granted and may grant in the future our board of directors broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors, including as a possible defense following the launching of a tender offer for our shares;
●	Our shareholders have preferential subscription rights proportional to their shareholding in our company on the issuance by us of any additional shares or securities giving the right, immediately or in the future, to new shares for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder;
●	Our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;
●	Our board of directors can only be convened by its chairman or, when no board meeting has been held for more than two consecutive months, by directors representing at least one-third of the total number of directors;
●	Our board of directors’ meetings can only be regularly held if at least half of the directors attend either physically or by way of videoconference or teleconference enabling the directors’ identification and ensuring their effective participation in the board of directors’ decisions;
●	Under French law, a non-resident of France as well as any French entity controlled by non-residents of France may have to file a declaration for statistical purposes with the Bank of France (Banque de France) within 20 working days following the date of certain direct foreign investments in us, including any purchase of our

ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our share capital or voting rights or cross such 10% threshold;
●	Under French law, certain investments in a French company relating to certain strategic industries by individuals or entities not residents in a Member State of the European Union are subject to prior authorization of the Ministry of Economy;
●	Approval of at least a majority of the votes held by shareholders present, represented by a proxy, or voting by mail at the relevant ordinary shareholders’ general meeting is required to remove directors with or without cause;
●	Advance notice is required for nominations to the board of directors or for proposing matters to be acted upon at a shareholders’ meeting, except that a vote to remove and replace a director can be proposed at any shareholders’ meeting without notice;
●	Pursuant to French law, our By-laws, including the sections relating to the number of directors and election and removal of a director from office, may only be modified by a resolution adopted by a two-thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting; and
●	Our shares take the form of bearer securities or registered securities, if applicable legislation so permits, according to the shareholder’s choice. Issued shares are represented by book entries in individual accounts opened with us or an authorized intermediary on our behalf or any authorized intermediary (depending on the form of such shares), in the name of each shareholder and kept according to the terms and conditions laid down by the legal and regulatory provisions and, in the case of an authorized intermediary, contractual provisions.

In addition, provisions in the indenture for our 2024 Notes could discourage or make more difficult certain corporate actions. For example, if a “fundamental change” (as defined in the indenture for the 2024 Notes) occurs prior to the maturity date of the 2024 Notes, holders of the 2024 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2024 Notes. If a “make-whole fundamental change” (as defined in the indenture for the 2024 Notes) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2024 Notes for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions or sales of assets unless, among other things, the surviving entity assumes our obligations under the 2024 Notes.

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

Certain members of our board of directors and certain of our subsidiaries and certain experts named in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019, are non-residents of the United States, and all of or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.

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

We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. In addition, any future indebtedness may restrict our ability to pay dividends. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your ADSs for the foreseeable future and the success of an investment in ADSs will depend upon any future appreciation in its value. Consequently, investors in our ADSs may need to rely on sales of all or part of their holdings of ADSs after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that the ADSs will appreciate in value or even maintain the price at which our shareholders have purchased the ADSs. Investors seeking cash dividends should not purchase the ADSs.

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

A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2018, and we do not believe we are a PFIC in the current taxable year or will be in the foreseeable future. Because a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we could be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, the U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated By-laws (statuts) of Talend S.A. (English translation), dated as of October 30, 2019.	8-K	001-37825	3.1	November 5, 2019

4.1	Indenture, dated September 13, 2019, between Talend S.A., U.S. Bank National Association and Elavon Financial Services DAC.	8-K	001-37825	4.1	September 17, 2019

4.2	Form of 1.75% Convertible Senior Note due 2024 (included in Exhibit 4.1).	8-K	001-37825	4.2	September 17, 2019

4.3	Restricted Issuance Agreement dated September 13, 2019, among Talend S.A., JPMorgan Chase Bank, N.A., as depositary and holders of restricted American Depositary Receipts issued thereunder.	8-K	001-37825	4.3	September 17, 2019

10.1	2019 Free Share Plan (English Translation).	8-K	001-37825	10.1	August 8, 2019

10.2	Form of 2019 Free Share Plan Time-Based Grant Letter.	8-K	001-37825	10.2	August 8, 2019

10.3	Form of 2019 Free Share Plan Performance-Based Grant Letter.	8-K	001-37825	10.3	August 8, 2019

10.4	Amended and Restated 2017 Employee Stock Purchase Plan.	8-K	001-37825	10.1	August 22, 2019

10.5	U.S. Offering Document to the Amended and Restated 2017 Employee Stock Purchase Plan					X

10.6	Non-U.S. Offering Document to the Amended and Restated 2017 Employee Stock Purchase Plan					X

10.7	Purchase Agreement, dated September 5, 2019, by and among Talend S.A. and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37825	10.1	September 6, 2019

10.8	Offer Letter, dated August 14, 2018, by and between Talend, Inc. and Adam Meister.	10-K	001-37825	10.19	February 28, 2019

10.9	Transition and Release Agreement, dated February 7, 2018, by and between Talend, Inc. and Thomas Tuchscherer.	10-K	001-37825	10.22	February 28, 2019

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Dated:  November 8, 2019