Form 10-Q
period 2020-03-31
Talend S.A.
filed 2020-05-08
CIK 1668105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the registrant had 31,346,632 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TALEND S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$177,812	$177,075
Accounts receivable, net of allowance for doubtful accounts of $1,338 and $1,082, respectively	52,535	82,952
Contract acquisition costs	10,527	10,695
Other current assets	9,691	9,832
Total current assets	250,565	280,554
Non-current assets:
Contract acquisition costs	21,082	22,050
Operating lease right-of-use assets	26,375	27,821
Property and equipment, net	6,872	5,348
Goodwill	49,623	49,744
Intangible assets, net	12,619	14,018
Other non-current assets	4,403	4,382
Total non-current assets	120,974	123,363
Total assets	$371,539	$403,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,766	$4,439
Accrued expenses and other current liabilities	32,497	41,182
Contract liabilities - deferred revenue, current	130,347	142,616
Operating lease liabilities, current	4,941	5,047
Short-term debt	266	227
Total current liabilities	169,817	193,511
Non-current liabilities:
Deferred income taxes	591	768
Other non-current liabilities	1,210	1,137
Contract liabilities - deferred revenue, non-current	15,990	17,807
Operating lease liabilities, non-current	22,852	24,252
Long-term debt	128,960	130,490
Total non-current liabilities	169,603	174,454
Total liabilities	339,420	367,965
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 31,337,694 and 31,017,268 shares authorized, issued and outstanding, respectively	3,233	3,205
Additional paid-in capital	324,141	309,988
Accumulated other comprehensive income	1,196	1,107
Other reserves	246	207
Accumulated losses	(296,697)	(278,555)
Total stockholders’ equity	32,119	35,952
Total liabilities and stockholders’ equity	$371,539	$403,917

The above condensed consolidated balance sheets should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Subscriptions	$60,909	$49,865
Professional services	7,210	7,801
Total revenue	68,119	57,666
Cost of revenue
Subscriptions	8,024	7,322
Professional services	6,741	7,878
Total cost of revenue	14,765	15,200
Gross profit	53,354	42,466
Operating expenses
Sales and marketing	38,253	34,660
Research and development	15,934	14,858
General and administrative	15,655	10,412
Total operating expenses	69,842	59,930
Loss from operations	(16,488)	(17,464)
Interest income (expense), net	(1,805)	(2)
Other income (expense), net	198	(355)
Loss before benefit (provision) for income taxes	(18,095)	(17,821)
Benefit (provision) for income taxes	(47)	76
Net loss	$(18,142)	$(17,745)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.58)	$(0.59)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	31,180	30,243

The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(18,142)	$(17,745)
Other comprehensive gain (loss)
Foreign currency translation adjustment	89	355
Total comprehensive loss	$(18,053)	$(17,390)

The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2020
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance as of December 31, 2019	31,017,268	$3,205	$309,988	$1,107	$207	$(278,555)	$35,952
Net loss for the period	—	—	—	—	—	(18,142)	(18,142)
Other comprehensive gain	—	—	—	89	—	—	89
Restricted stock units reserve	—	—	(39)	—	39	—	—
Shares issued from restricted stock unit vesting	101,523	9	(9)	—	—	—	—
Exercise of stock awards	145,928	13	1,591	—	—	—	1,604
Issuance of ordinary shares in connection with employee stock purchase plan	72,975	6	2,281	—	—	—	2,287
Share-based compensation	—	—	10,329	—	—	—	10,329
Balance as of March 31, 2020	31,337,694	$3,233	$324,141	$1,196	$246	$(296,697)	$32,119

	Three Months Ended March 31, 2019
				Accumulated
			Additional	other
	Ordinary shares		paid-in	comprehensive	Other	Accumulated	Total
	Shares	Amount	capital	income	reserves	loss	equity
Balance as of December 31, 2018	30,158,374	$3,128	$244,878	$404	$138	$(217,001)	$31,547
Adjustment on initial application of ASC 842	—	—	—	—	—	(85)	(85)
Adjusted balance as of January 1, 2019	30,158,374	3,128	244,878	404	138	(217,086)	31,462
Net loss for the period	—	—	—	—	—	(17,745)	(17,745)
Other comprehensive gain	—	—	—	355	—	—	355
Restricted stock units reserve	—	—	(44)	—	44	—	—
Shares issued from restricted stock unit vesting	32,634	2	(2)	—	—	—	—
Exercise of stock awards	109,693	11	1,618	—	—	—	1,629
Issuance of ordinary shares in connection with employee stock purchase plan	58,899	5	2,268	—	—	—	2,273
Share-based compensation	—	—	6,690	—	—	—	6,690
Balance as of March 31, 2019	30,359,600	$3,146	$255,408	$759	$182	$(234,831)	$24,664

The above condensed consolidated statements of stockholders’ equity should be read in conjunction with the accompanying notes.

TALEND S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss for the period	$(18,142)	$(17,745)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	816	707
Amortization of intangible assets	1,321	1,330
Amortization of debt discount and issuance costs	1,266	—
Amortization of contract acquisition costs	2,827	2,458
Non-cash operating lease cost	1,498	1,385
Unrealized (gain) loss foreign exchange	(615)	362
Accrued interest on convertible debt	677	—
Share-based compensation	10,329	6,690
Changes in operating assets and liabilities:
Accounts receivable	27,834	19,676
Contract acquisition costs	(2,338)	(2,409)
Other assets	1,103	(477)
Accounts payable	(2,599)	(3,122)
Accrued expenses and other current liabilities	(8,767)	(7,538)
Contract liabilities - deferred revenue	(10,878)	(7,750)
Operating lease liabilities	(1,484)	(1,353)
Net cash from (used in) operating activities	2,848	(7,786)
Cash flows from investing activities:
Acquisition of property and equipment	(2,449)	(587)
Net cash used in investing activities	(2,449)	(587)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares related to exercise of stock awards	1,604	1,629
Proceeds from issuance of ordinary shares related to employee stock purchase plan	2,287	2,273
Repayment of borrowings	(5)	(7)
Net cash from financing activities	3,886	3,895
Net increase (decrease) in cash and cash equivalents	4,285	(4,478)
Cash and cash equivalents at beginning of the period	177,075	34,104
Effect of exchange rate changes on cash and cash equivalents	(3,548)	(192)
Cash and cash equivalents at end of the period	$177,812	$29,434

The above condensed consolidated statements of cash flows should be read in conjunction with the accompanying notes.

1. Organization and Summary of Significant Accounting Policies

Business

Talend S.A. (“the Company”) is a leader in data integration and data integrity. Talend’s software platform, Talend Data Fabric, integrates data and applications in real-time across modern big data and cloud environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers. The Company, organized under the laws of France in 2005, has its registered office located at 9, rue Pages, 92150 Suresnes, France.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated balance sheets as of March 31, 2020 and December 31, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidate statements of stockholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2020 and March 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020.

Certain prior year financial information in the consolidated statement of cash flows has been reclassified to conform with current year presentation. In addition, an immaterial reclassification of unbilled revenue between other assets and accounts has been made in our prior year consolidated balance sheet to conform to the current period presentation. These reclassifications had no impact on net loss, stockholders’ equity, operating cash flows or total cash flows as previously reported.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price to separate performance obligations), the amortization period for contract acquisition costs, contract period of leases, fair value of acquired intangible assets and goodwill, and share-based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Summary of significant accounting policies

Except for the accounting policies described below, there have been no changes to the Company’s significant accounting polices disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and

in November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 requires entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11, and contains the same effective dates and transition requirements as ASU 2016-13. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company adopted ASU 2016-13 effective January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which modifies the goodwill impairment test and requires an entity to write down the carrying value of goodwill for the amount by which the carrying amount of a reporting unit exceeds its fair value. The Company adopted ASU 2017-04 effective January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The Company adopted ASU 2018-15 effective January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

Accounting standards issued not yet adopted

There have been no other recent accounting pronouncements issued or not yet adopted or changes in accounting pronouncements that would be significant, or potentially significant, to the Company.

2. Revenue from Contracts with Customers

Contract Liabilities

Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current contract liabilities – deferred revenue in the consolidated balance sheet. Deferred revenue, including current and non-current balances, was $146.3 million and $160.4 million as of March 31, 2020 and December 31, 2019, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $55.4 million and $41.7 million for the three months ended March 31, 2020 and 2019, respectively.

Remaining Performance Obligations

The Company’s contracts with customers include amounts allocated to performance obligations of $193.2 million that will be satisfied at a later date. As of March 31, 2020, $145.6 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $47.6 million thereafter.

Contract assets

The Company may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets, or unbilled revenue, are classified as accounts receivable, net in the consolidated balance sheet. Unbilled revenue was $1.8 million and $2.1 million as of March 31, 2020 and December 31, 2019, respectively.

Contract acquisition costs

The Company recognizes sales commissions earned by the Company’s sales force that are considered incremental and recoverable costs of obtaining a contract with a customer as contract acquisition costs in the consolidated balance sheet. Contract acquisition costs, including current and non-current balances, were $31.6 million and $32.7 million as of March 31, 2020 and December 31, 2019, respectively. Amortization expense of contract acquisition costs was $2.8 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. There were no impairments of assets related to Company’s contract acquisition costs during the period ended March 31, 2020.

Disaggregation of Revenues

The following table sets forth the Company’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended March 31,
	2020	2019
Americas	$31,167	$26,888
EMEA	29,886	26,534
Asia Pacific	7,066	4,244
Total revenue	$68,119	$57,666

Revenues from the Company’s country of domicile, based on sales revenue recognized from customers in France, totaled $10.9 million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively.

3. Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for both of the three months ended March 31, 2020 and 2019, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive.

During 2019, the Company issued 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”) (see Note 6, Debt, for more details). Since the Company expects to settle the principal amount of the outstanding 2024 Notes in a combination of cash and shares, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on the diluted net income per ordinary share when the average market price of the Company’s ordinary shares, each represented by an ADS, for a given period exceeds the conversion price of €51.75 per share. This situation has not occurred as of March 31, 2020.

The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator (basic and diluted):
Net loss	$(18,142)	$(17,745)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	31,180	30,243

Basic and diluted net loss per share	$(0.58)	$(0.59)

4. Fair Value Measurements

The Company reports assets and liabilities recorded at fair value on the Company’s consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of judgment associated with the inputs to the valuation of these assets or liabilities are as follows:

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

Financial instruments not measured at fair value on the Company's consolidated balance sheet, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables and the 2024 Notes. The fair values of these financial instruments, other than the 2024 Notes, are deemed to approximate their carrying amount.

The fair values of cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables are categorized as Level 1. The fair value of the 2024 Notes was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. As of March 31, 2020, the fair value of the 2024 Notes was $132.0 million.

There were no transfers between levels of the fair value hierarchy during the three month periods ended March 31, 2020 or 2019.

5. Balance Sheet Components

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$19,469	$24,201
VAT payable	3,505	6,238
Other taxes	153	502
Contingent liabilities	441	578
Other current liabilities	8,929	9,663
Accrued expenses and other liabilities	$32,497	$41,182

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer equipment and software	$10,525	$8,587
Fixtures and fittings	2,394	2,312
Leasehold improvements	4,406	3,858
Property and equipment, gross	17,325	14,757
Less: accumulated depreciation	(10,453)	(9,409)
Property and equipment, net	$6,872	$5,348

Depreciation expense related to property and equipment was $0.8 million and $0.7 million for the three months periods ended March 31, 2020 and 2019, respectively.

Intangible assets as of March 31, 2020 and December 31, 2019 included the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$4,940	$(3,978)	$962	$4,975	$(3,600)	$1,375	1 years
Acquired developed technology	19,384	(7,727)	11,657	19,555	(6,912)	12,643	4 years
Total	$24,324	$(11,705)	$12,619	$24,530	$(10,512)	$14,018

Amortization expense for intangible assets was $1.3 million for both of the three months periods ended March 31, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2020 (in thousands):

Amount
Remainder of 2020	$3,677
2021	3,619
2022	3,423
2023	1,900
Thereafter	—
Total amortization expense	$12,619

6. Debt

Convertible Senior Notes due September 1, 2024

In September 2019, the Company issued an aggregate principal amount of €125.0 million of the 2024 Notes and an additional €14.8 million pursuant to the partial exercise of the option to purchase additional 2024 Notes granted to the initial purchasers, in a private placement, pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers (as defined in Rule 144A promulgated under the Securities Act). The net proceeds from the issuance, after deducting initial purchaser discounts and debt issuance costs of €6.0 million, were €133.8 million. The 2024 Notes mature on September 1, 2024, unless earlier repurchased, redeemed or converted, and bear interest at a fixed rate of 1.75% per year payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2020. Each €1,000 of principal amount of the 2024 Notes will initially be convertible, subject to adjustment upon the occurrence of specified events, into 19.3234 ADSs, corresponding to 19.3234 of the Company’s ordinary shares per €1,000 principal amount of the 2024 Notes as of the date hereof, which initial conversion rate is equivalent to an initial conversion price of approximately €51.75 per ADS calculated on the basis of the closing price of the Company’s ADSs of $38.72 and a euro to U.S. Dollar exchange rate of €1 to $1.1036 on the pricing date of the 2024 Notes. Refer to Note 15, Debt, of the Company’s consolidated financial statements for the year ended December 31, 2019 for details of the issuance of the 2024 Notes.

As of March 31, 2020, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes were classified as long-term debt for such period.

The net carrying amount of the 2024 Notes was as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Principal	$153,432	$156,716
Unamortized debt discount	(19,792)	(21,227)
Unamortized debt issuance costs	(5,066)	(5,443)
Net carrying amount	$128,574	$130,046

The net carrying amount of the equity component of the 2024 Notes was as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Gross amount	$21,866	$21,866
Allocated debt issuance costs	(945)	(945)
Net carrying amount	$20,921	$20,921

Interest expense related to the 2024 Notes was as follows during the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31,
2020
Contractual interest expense	$677
Amortization of debt discount	998
Amortization of issuance costs	268
Total	$1,943

There was no interest expense related to the 2024 Notes during the three months ended March 31, 2019.

7. Equity Incentive Plans

In April 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), primarily for the purpose of granting stock options to employees and employee warrants BSPCE (“bons de souscription de parts de créateur d'entreprise” or “employee warrants (BSPCE)”) to employees who are French tax residents. In August 2019, the Company adopted the 2019 Free Share Plan (the “Free Share Plan”), primarily for the purpose of granting Restricted Stock Units (“RSUs”) to employees. In June 2019, the Company’s shareholders also delegated authority to the Company’s board of directors to grant warrants (“bons de souscription d'actions” or “warrants (BSA)”) to the Company’s directors and consultants. The Company no longer grants employee warrants (BSPCE) as the Company no longer meets the eligibility criteria for granting BSPCEs.

As of March 31, 2020, there were 1,259,480 ordinary shares available for future issuance under the 2017 Plan and 751,240 warrants (BSA) and RSUs available for grant under the Company’s share pool reserve.

Stock options and warrants

In general, vesting of stock options and employee warrants (BSPCE) occurs over four years, with 25% on the one year anniversary of the grant and 1/16th on a quarterly basis thereafter. Options have a contractual life of ten years and individuals must continue to provide services to the Company in order to vest. Employee warrants (BSPCE) are a specific type of option to acquire ordinary shares available to qualifying companies in France that meet certain criteria. Otherwise, employee warrants (BSPCE) function in the same manner as stock options.

In general, warrants (BSA) vest quarterly over a one-year period. In addition to any exercise price payable by a holder upon the exercise of any warrants (BSA), pursuant to the relevant shareholders' delegation to the board, such warrants need to be subscribed for a price at least equal to 5% of the volume weighted average price of the last five trading sessions on the Nasdaq Global Market preceding the date of allocation of the BSA by the board of directors. Otherwise, warrants (BSA) function in the same manner as stock options.

The following table summarizes the activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) of the Company’s stock options and warrants for the three months ended March 31, 2020 (in thousands, except exercise price per option):

	Stock options outstanding	BSPCE warrants outstanding	BSA warrants outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance as of December 31, 2019	1,215	155	210	$14.61	5.1	$40,809
Granted	—	—	—	—
Exercised	(144)	(2)	—	10.94
Forfeited	(11)	(2)	(11)	31.95
Balance as of March 31, 2020	1,060	151	199	$14.35	5.2	$15,215
Vested and expected to vest as of March 31, 2020	1,052	148	199	$14.39	5.2	$15,053
Exercisable as of March 31, 2020	993	136	186	$13.60	5.1	$14,896

The total intrinsic values of stock options and warrants exercised during the period ended March 31, 2020 was $4.0 million.

Restricted Stock Units (RSUs)

RSUs vest upon either performance-based or service-based criteria.

Performance-based RSUs are typically granted such that they vest upon the achievement of certain software subscription sales targets, during a specified performance period, subject to the satisfaction of certain time-based service criteria. Compensation expense from these awards is equal to the fair market value of the Company’s ordinary shares on the date of grant and is recognized over the remaining service period based on the probable outcome of achievement of the financial metrics used in the specific grant’s performance criteria. Management’s estimate of the number of shares expected to vest is based on the anticipated achievement of the specified non-market performance criteria, which are assessed at each reporting period.

In general, service-based RSUs vest over a four-year period, with 25% vesting on the one year anniversary of the grant and equal quarterly installments thereafter.

A summary of RSU activity under all of the plans as of March 31, 2020 is presented in the following table (in thousands, except the weighted-average grant date fair value per RSU):

	Number of service-	Number of performance-	Weighted-average
	based RSUs	based RSUs	grant date fair value
Balance as of December 31, 2019	1,924	384	$44.96
Granted	628	278	37.36
Vested and released	(78)	(24)	40.56
Forfeited	(113)	(201)	44.94
Balance as of March 31, 2020	2,361	437	$41.89
Expected to vest as of March 31, 2020	1,886	327	$42.18

Employee Stock Purchase Plan

In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”), which was amended and restated in August 2019. The ESPP allows the Company’s employees to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs is 85% of the lower of the fair value of the Company’s ADSs on the first trading day or on the last trading day of the offering period. A total of 425,547 ADSs are available for sale under the ESPP as of March 31, 2020. As of March 31, 2020, $0.7 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.

Compensation expense

Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue - subscriptions	$248	$629
Cost of revenue - professional services	406	527
Sales and marketing	2,454	1,527
Research and development	2,957	2,232
General and administrative	4,264	1,775
Total share-based compensation expense	$10,329	$6,690

During fiscal year 2019, the Company decreased the estimated forfeiture rate as part of the Company’s annual assessment of the assumptions used in the calculation of share-based compensation expense. The adjustment resulted in higher expense recognized in periods subsequent to March 31, 2019.

As of March 31, 2020, the Company had $55.8 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.9 years.

8. Commitments and Contingencies

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

The Company accrues estimates for resolution of legal proceedings when losses are probable and estimable. Although the results of legal proceedings and claims are unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such legal proceedings and claims. As a result, the Company has not recorded an accrual for such contingencies as of March 31, 2020.

9.	Income Tax

The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate after discrete items was (0.3%) and 1.0% for the three months ended March 31, 2020 and 2019, respectively.

The 2020 and 2019 annual effective tax rates differed from the French statutory income tax rate of 28% for 2020 and 31% for 2019, primarily due to a valuation allowance on current year losses in most jurisdictions.

The Company files income tax returns in France, the US federal jurisdiction, many US states, as well as many foreign jurisdictions. The tax years 2005 to 2019 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

10.	Related Party Transactions

As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of March 31, 2020, the debt had a carrying value of $0.7 million. There are no other material related party transactions that require disclosures.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “may”, “believe”, “can”, “intend”, “potential”, “designed to”, “expect”, “anticipate”, “estimate”, “predict”, “plan”, “targets”, “projects”, “likely”, “will”, “would”, “could”, “potential”, “continue”, “should”, “contemplate”, or similar expressions or phrases or the negative of these and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	Our future financial performance, including our revenue, cost of revenue, gross profit or gross margin, operating expenses, expectations about our future cash flow, and ability to achieve and maintain profitability;
●	The sufficiency of our cash and cash equivalents to meet our liquidity needs;
●	Our expectation that as organizations adopt and scale out deployments of modern data technologies such as cloud data warehouses, machine learning, and big data processing, they will continue to use Talend to facilitate the integration of these technologies within their IT environments;
●	Our plans to expand our non-U.S. presence to address the needs of our global customers and to acquire customers in new geographies;
●	Our plans to invest in new product development, adding new features and services, increasing functionality, and enhancing our integration cloud infrastructure, which will increase research and development expenses in absolute dollars;
●	Our plans to continue to invest additional resources in our cloud-based offerings and services and increased cost of third-party cloud infrastructure and hosting;
●	The sufficiency of our security measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage;
●	Our expectation that, over time, more of our existing customers will have subscription contracts with Annual Recurring Revenue, or ARR, of $0.1 million or more;
●	Our expectation that our dollar-based net expansion rate will potentially decline as we scale our business and as a result of IT spending constraints in the current economic environment;
●	Our expectation that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue;
●	Our expectation that our cloud integration business will grow as a percentage of revenue;
●	Our expectation regarding the impact of risks related to foreign currency exchange rates;
●	Our expectation that professional services revenue will decline as we work with more systems integrators and as our cloud-based offerings increase and as deployments change in response to travel curtailment related to the novel coronavirus (“COVID-19”) pandemic;
●	Our expectation that we will continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events, which may affect our sales and marketing costs in a particular quarter;
●	Our expectation that research and development expenses will increase in absolute dollars as we invest in building the necessary employee and system infrastructure required to enhance existing and support development of new technologies and the integration of acquired businesses and technologies.
●	Our plan to invest in training and retention of our sales team;
●	Our expectation that general and administrative expenses will increase as we invest in our infrastructure and incur additional employee-related costs and professional fees related to the growth of our business;
●	Our expectation regarding the impact of the COVID-19 pandemic and the related responses by governments and private industry on our business and financial condition, as well as our customers and partners; and

●	Our expectation that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, enhance our product and services offerings, broaden our installed customer base, expand our sales channels, expand our operations and hire additional employees.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. You should read thoroughly this Quarterly Report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.

Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: general economic conditions, including the impact on economic activity of the COVID-19 pandemic; the impact of COVID-19 related social distancing measures, including travel restrictions and work from home orders, on our ability to operate our business and our partners, vendors and employees; our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud integration products; our ability to successfully manage our business model transition to cloud-based products and a cloud oriented sales model; our ability to successfully expand into our existing markets and into new domestic and international markets; our long and unpredictable sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for cloud integration products; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our cloud solutions; our ability to deliver high-quality professional services and customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; any disruption in or fraudulent or unauthorized access to our information technology systems and production environment, including a breach of cybersecurity; our ability to comply with existing and modified or new government laws and regulations, including privacy, security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; exposure to political, economic and social events in France, the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; our estimates and judgments relating to our critical accounting policies; and changes in accounting principles generally accepted in the United States.

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

We had 1,238 employees as of March 31, 2020 and we plan to continue to grow our employee base to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.

Our business model combines our open source approach with self-service trials of our commercial software and direct sales. We have been able to rapidly expand awareness and usage of our products through our free open source versions and self-service trials. This enables developers and users to download and try the free and paid versions of our products, creating sales leads for our more feature-rich commercial solutions. Users of our open source products often catalyze adoption of our commercial solutions by their organizations, primarily to benefit from enterprise-grade features that include the scaling out of our offering to a larger set of users, among others. Following an initial deployment of our paid subscription products, organizations often purchase more subscriptions or expand usage to additional products from our fully integrated suite after realizing the benefits of additional features or scale. We sell our product offerings as subscriptions based primarily on the number of users of our platform.

We generate the majority of our revenue from subscriptions of our commercial solution Talend Data Fabric. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 86% of our total revenue in the year ended December 31, 2018, to 88% in the year ended December 31, 2019, to 89% in the three month period ended March 31, 2020.

COVID-19 Update

COVID-19 was first reported in December 2019, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level, and the WHO characterized COVID-19 as a pandemic on March 11, 2020. Across the United States and the world, national and local governments instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, travel restrictions and the closure of non-essential businesses. Our first priority remains ensuring the safety and health of our employees, customers and others with whom we partner in conducting our business. In response to the pandemic, and in line with guidance provided by government agencies and international organizations, we temporarily closed our offices and requested our employees work remotely, suspended all non-essential travel and activated our business continuity plan so we can continue to support customers while protecting our employees. We have also moved all in-person customer-facing events to virtual ones. To date, the pandemic, which has affected nearly all regions around the world, and preventive measures taken to contain or mitigate the pandemic, are causing business slowdowns or shutdowns in affected areas and significant disruption in the financial markets. The COVID-19 pandemic and resulting economic uncertainty has negatively impacted our business and we anticipate that it will continue to have an adverse impact on our results of operations and financial performance. We cannot predict with any certainty the degree to, or the time period over, which we will be affected by this pandemic.

While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our operations, financial condition, liquidity and capital and financial resources; however, the situation is rapidly changing and hard to predict and actual results may differ materially from our current expectations. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The effects of the COVID-19 outbreak were not observed until late in the first quarter of 2020 and it is extremely difficult to predict how the COVID-19 outbreak and economic and financial market conditions will affect our business in the current period and future periods. As a result, our historical results for the period ended March 31, 2020 may not be indicative of future trends or results. We have experienced and expect to continue to experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impacts from reduced IT budgets of customers and potential customers resulting in deferred purchase decisions, delayed implementation of our products, reduced renewals of subscriptions by existing customers, challenges in creating sales pipeline in the absence of in-person marketing events, and decreases in software license sales driven by channel partners. We may see a slowing in our collections of outstanding accounts receivable or a change in billing terms from some of our customers. Moreover, because of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. There has been no impact to our financial reporting systems, internal control over financial reporting, or any disclosure controls or procedures.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and levels of disposable income, increased and prolonged unemployment or a decline in business confidence and business investment as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and others in response to the pandemic, all of which continue to evolve and remain uncertain at this time. We have established a task force to actively monitor the ongoing COVID-19 situation and provide updates, current information, and support to our employees. We remain committed to serving our customers’ needs and to providing creative and flexible customer support. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, and shareholders. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Annual Recurring Revenue

We believe disclosing Annual Recurring Revenue (“ARR”) provides greater clarity into our results because it is not affected by the shift from on-premise to cloud, accounting changes, or contract duration. Our management uses ARR to monitor the growth of our subscription business. ARR represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of premise-based products and SaaS offerings and excludes original equipment manufacturer ("OEM") sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.

Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.

The following table summarizes ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since March 31, 2019. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. We calculate ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The growth rate as of March 31, 2020 is driven by strong demand for our cloud-based solutions. We anticipate that the growth rate of ARR will moderate due to headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	March 31,	June 30,	September 30,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019	2020
Total ARR	$205,144	$218,021	$224,761	$243,137	$245,943
Actual FX rates growth rates	28%	28%	24%	23%	20%
Constant Currency growth rate	34%	29%	27%	23%	22%

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

Cloud Annual Recurring Revenue

We believe disclosing Cloud Annual Recurring Revenue (“Cloud ARR”) provides greater clarity into our results because it is not affected by accounting changes, or contract duration. Furthermore, the majority of new ARR comes from cloud and providing the metric will enable management and investors to better understand our progress in our shift to cloud. Our management uses Cloud ARR to monitor the growth of our cloud subscription business. Cloud ARR represents the annualized recurring value of all active cloud-based subscription contracts at the end of a reporting period and excludes OEM sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.

Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our Cloud ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.

The following table summarizes Cloud ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since March 31, 2019. We calculate Cloud ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. Cloud ARR growth rate as of March 31, 2020 is driven by strong demand for our cloud-based solutions. We anticipate that the growth rate of ARR will moderate due to headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	March 31,	June 30,	September 30,	December 31,	March 31,
(Dollars in thousands)	2019	2019	2019	2019	2020
Cloud ARR	$24,428	$32,923	$41,146	$53,895	$61,082
Actual FX rates growth rates	392%	329%	310%	179%	150%
Constant Currency growth rate	407%	334%	319%	179%	154%

Cloud ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. Cloud ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. Cloud ARR is not a forecast and the active contracts at the end of a reporting period used in calculating Cloud ARR may or may not be extended or renewed by our customers.

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

Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our subscription revenue growth rate on a constant currency basis, thereby removing the effect of currency fluctuation on our results of operations. Management uses the constant currency subscription growth rate to monitor the growth of our subscription business absent currency fluctuations.

The table below shows our subscription revenue growth rate on both an actual and constant currency basis for the past five quarters, calculated against the corresponding quarter in the prior year. We calculate revenue on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period. We anticipate that the subscription revenue growth rate will moderate due to headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2019	2020
Actual FX rates	25%	24%	23%	21%	22%
Constant Currency	30%	28%	26%	22%	24%

Number of Customers Above a Certain ARR Threshold

We believe our ability to increase the number of customers above a certain threshold is an indicator of our ability to penetrate large enterprise customers and is therefore monitored by management and we believe provides useful insight to investors. We track and disclose the number of customers that, as of the end of the relevant period, have ARR of $0.1 million or more.

The following table summarizes on a quarterly basis the number of customers above $0.1 million of ARR since March 31, 2019.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2019	2020
Customers count	499	531	540	593	598

As we continue to expand the sales of existing and new products within our existing customer base, over time we expect more of our existing customers will cross the $0.1 million ARR threshold, driven particularly by cloud customers as we increasingly focus our resources on our cloud offerings and the overall market shifts to cloud. However, this increase may not materialize if we do not successfully renew subscriptions with our existing customers, particularly if our on-premise subscription business growth falls below our expectations.

Dollar-Based Net Expansion Rate

Our ability to generate and increase revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We believe our ability to retain customers and expand their subscription revenue over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships and is therefore monitored by management and, we believe, is useful information for investors. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers expand their number of subscribed users or use additional Talend Data Fabric components. Our dollar-based net expansion rate is reduced when customers reduce their number of subscribed users, use fewer Talend Data Fabric components, or cease to be customers.

We calculate our dollar-based net expansion rate by dividing our recurring customer revenue by our base revenue. We define base revenue as the subscription revenue we recognized from all customers during the four quarters ended one year prior to the date of measurement. We define our recurring customer revenue as the subscription revenue we recognized during the four quarters ended on the date of measurement from the same customer base included in our measure of base revenue, including revenue resulting from additional sales to those customers. This analysis excludes revenue derived from our OEM sales. We expect our dollar-based net expansion rate to potentially decline as we scale our business, particularly as we continue to focus on increasing sales of our cloud-based solutions to new customers and market demand for on-premise solutions continues to slow. Further, we may experience greater customer loss or reduction in contract renewals due to customers’ IT budgetary constraints related to COVID-19 and the current macroeconomic environment, which would negatively impact this measure.

Due to the significant portion of our customers who are invoiced in non-U.S. Dollar denominated currencies, we also calculate our dollar-based net expansion rate on a constant currency basis, thereby removing the effect of currency fluctuation.

The following table summarizes our quarterly dollar-based net expansion rate since January 1, 2019 on both an actual and constant currency basis. We calculate dollar-based net expansion rate on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2019	2020
Actual FX rates	117%	114%	110%	108%	109%
Constant Currency	117%	117%	113%	111%	111%

Free Cash Flow

To provide additional information regarding our financial results, we use free cash flow, a financial measure not calculated in accordance with GAAP, within this Quarterly Report. We define free cash flow as net cash from (used in) operating activities less net cash used in investing activities for purchases of property and equipment and intangible assets, except for those acquired as part of a business combination. We have included free cash flow in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that free cash flow provides useful information in understanding and evaluating our results of operations in the same manner as our management and board of directors. Although free cash flow measures are frequently used by investors and securities analysts in their evaluation of companies, free cash flow measures each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our cash flows as reported under GAAP. Free cash flow as defined by us may not be comparable to similar measures used by other companies.

The table below shows our free cash flow for each of the three months ended March 31, 2020 and 2019, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). We expect free cash flow during fiscal year 2020 to be negatively affected by headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	Three Months Ended March 31,
	2020	2019
Net cash from (used in) operating activities	$2,848	$(7,786)
Less: Acquisition of property & equipment	2,449	587
Free Cash Flow	$399	$(8,373)

Results of Operations

The following table sets forth our consolidated statement of operations (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2020	2019
Consolidated statements of operations
Revenue
Subscriptions	$60,909	$49,865
Professional services	7,210	7,801
Total revenue	68,119	57,666
Cost of revenue (1)
Subscriptions	8,024	7,322
Professional services	6,741	7,878
Total cost of revenue	14,765	15,200
Gross profit	53,354	42,466
Operating expenses (1)
Sales and marketing	38,253	34,660
Research and development	15,934	14,858
General and administrative	15,655	10,412
Total operating expenses	69,842	59,930
Loss from operations	(16,488)	(17,464)
Interest income (expense), net	(1,805)	(2)
Other income (expense)	198	(355)
Loss before benefit (provision) for income taxes	(18,095)	(17,821)
Benefit (provision) for income taxes	(47)	76
Net loss for the period	$(18,142)	$(17,745)
(1)	Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue - subscriptions	$248	$629
Cost of revenue - professional services	406	527
Sales and marketing	2,454	1,527
Research and development	3,865	3,149
General and administrative	4,677	2,189
Total share-based payment and amortization of acquired intangibles expense	$11,650	$8,021

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2020	2019
Revenue
Subscriptions	89%	86%
Professional services	11%	14%
Total revenue	100%	100%
Total cost of revenue	22%	26%
Gross profit	78%	74%
Operating expenses
Sales and marketing	56%	60%
Research and development	23%	26%
General and administrative	23%	18%
Total operating expenses	102%	104%
Loss from operations	(24)%	(30)%
Interest income (expense), net	(3)	—
Other income (expense)	—%	(1)%
Loss before benefit (provision) for income taxes	(27)%	(31)%
Benefit (provision) for income taxes	—%	—%
Net loss for the period	(27)%	(31)%

Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Subscriptions	$60,909	$49,865	$11,044	22%
Professional services	7,210	7,801	(591)	(8%)
Total revenue	$68,119	$57,666	$10,453	18%

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

Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and materials basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect professional services revenue will decline as we work with more systems integrators, who assist with the implementation of our solutions, as our cloud-based offerings increase because cloud customers typically demand fewer professional services, and potential project implementation delays resulting from the COVID-19 pandemic.

Total revenue increased $10.5 million, or 18%, for the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase in revenue was attributable to an increase in subscription revenue, offset by a decrease in professional services revenue.

Subscription revenue increased $11.0 million, or 22%, for the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase in subscription revenue was primarily attributable to greater demand for Talend Cloud, which grew by over 100% in the three months ended March 31, 2020 compared to the corresponding period in 2019.

Professional services revenue decreased $0.6 million, or 8%, for the three months ended March 31, 2020 compared to the corresponding period in 2019, primarily due to lower demand for professional services resulting from the increasing proportion of Talend Cloud solutions as a percentage of our sales. Customers of our Talend Cloud solutions typically have lower demand for our professional services.

Subscription revenues by geography were as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Americas	$27,573	$23,237	$4,336	19%
EMEA	26,702	22,631	4,071	18%
Asia Pacific	6,634	3,997	2,637	66%
Total subscription revenue	$60,909	$49,865	$11,044	22%

Cost of Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of subscription	$8,024	$7,322	$702	10%
Cost of professional services	6,741	7,878	(1,137)	(14%)
Total cost of revenue	$14,765	$15,200	$(435)	(3%)
Gross Profit	$53,354	$42,466	$10,888	26%
Gross Margin	78%	74%

Cost of subscription revenue consists primarily of employee-related costs, including salaries and bonuses, sales commissions, share-based payment expense and employee benefit costs associated with our customer support organization. It also includes expenses related to hosting and operating our cloud infrastructure, licensing of third-party intellectual property and related overhead. We intend to continue to invest additional resources in our cloud-based offering and services and expect that the cost of third-party infrastructure and hosting fees will increase over time as we sell more of our cloud-based products.

Cost of professional services revenue consists primarily of personnel costs for employees including salaries and bonuses, sales commissions, share-based payment expense and employee benefit costs and fees to external consultants associated with our professional service contracts, travel costs and allocated shared costs.

Total cost of revenue for the three months ended March 31, 2020 decreased $0.4 million, or 3%, compared to the corresponding period in 2019 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.

Cost of subscription revenue increased $0.7 million, or 10%, for the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase in hosting support costs for our cloud-based offerings of $0.8 million as a result of the increase of purchases of our cloud solutions.

Cost of professional services revenue decreased $1.1 million, or 14%, for the three months ended March 31, 2020 compared to the corresponding period in 2019, primarily due to a decrease in employee compensation expenses of $0.6 million, which resulted from a decrease in headcount, and a decrease of $0.5 million in travel and entertainment expenses due to the impact of COVID-19.

Sales and Marketing

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Sales and Marketing	$38,253	$34,660	$3,593	10%

Sales and marketing expenses consist primarily of salaries, sales commissions and related expenses, including share-based payment expense, for our sales and marketing employees, marketing programs and related overhead. We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff, will affect our sales and marketing costs in a particular quarter. We plan to invest in training and retention of our sales team.

Sales and marketing expenses increased $3.6 million, or 10%, in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $3.7 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation. Higher allocations of IT-related costs and other costs also contributed $1.0 million to increased expenses. These increases were partially offset by a decrease in travel and entertainment expenses of $1.2 million due to the impact of COVID-19.

Research and Development

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Research and Development	$15,934	$14,858	$1,076	7%

Research and development expenses consist primarily of salaries and related expenses, including share-based payment expense, contractor software development costs and related overhead, as well as amortization of acquired developed technology, less any research and development subsidies. We expect that research and development expenses will increase in absolute dollars as we invest to build the necessary employee and system infrastructure required to enhance existing and support development of new technologies and the integration of acquired businesses and technologies.

Research and development expenses increased $1.1 million, or 7%, in the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $1.4 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation. This increase was partially offset by a decrease in office and IT costs of $0.4 million.

General and Administrative

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
General and Administrative	$15,655	$10,412	$5,243	50%

General and administrative expenses consist of salaries and related expenses, including share-based payment expense, for finance, legal, human resources and information systems management personnel, as well as external legal, accounting and other professional fees, other corporate expenses and related overhead. We expect that general and administrative expenses will increase as we invest in our infrastructure and we incur additional employee-related costs and professional services related to the growth of our business.

General and administrative expenses increased $5.2 million, or 50%, in the three months ended March 31, 2020, compared to the corresponding period in 2019. The increase was primarily due higher employee compensation expenses of $3.3 million, professional fees of $1.6 million and software license costs of $0.4 million. The increase in employee compensation expense is due to an increase in employee headcount, fees incurred in connection with reorganizational activities, and share-based compensation expense related to one-time impact of performance-based stock units granted in connection with the 2019 executive bonus plan. These increases were partially offset by allocations of IT-related costs and other costs. The Company expects the growth rate in general and administrative expenses to moderate over the remainder of fiscal year 2020.

Interest income (expense), net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Interest income (expense), net	$(1,805)	$(2)	$(1,803)	NM

Interest income (expense), net consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs, and interest income from our investments in money market securities.

Interest income (expense), net changed unfavorably by $1.8 million in the three months ended March 31, 2020, compared to the corresponding period in 2019. The change was primarily due to $1.9 million of contractual interest expense and amortization of debt discount and issuance costs from the issuance of our 1.75% Convertible Senior Notes due September 1, 2024, or our 2024 Notes.

Other income (expense), net

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Other income (expense), net	$198	$(355)	$553	NM

Other income (expense), net changed favorably by $0.5 million in the three months ended March 31, 2020, compared to the corresponding period in 2019. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.

Liquidity and Capital Resources

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash from (used in) operating activities	$2,848	$(7,786)
Cash used in investing activities	(2,449)	(587)
Cash from financing activities	3,886	3,895
Net increase (decrease) in cash and cash equivalents	$4,285	$(4,478)

Through March 31, 2020, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. In 2019, we received net proceeds, after deducting discounts and commission to the initial purchasers and issuance expenses, of $147.5 million from the issuance of our 2024 Notes. In connection with the issuance of our 2024 Notes, we terminated our secured revolving credit facility. As of March 31, 2020, we had $177.8 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to the COVID-19 pandemic.

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

Operating Activities

During the three month period ended March 31, 2020, cash from operating activities was $2.8 million as a result of non-cash charges of $18.1 million and a favorable impact of $2.8 million from changes in working capital, primarily driven by a decrease in accounts receivable and a decrease in deferred revenue due to seasonality of our business. These favorable changes were offset by net loss of $18.1 million.

During the three month period ended March 31, 2019, operating activities used $7.8 million in cash as a result of a net loss of $17.7 million, adjusted by non-cash charges of $12.9 million and a $3.0 million unfavorable impact from changes in working capital.

Investing Activities

Cash used in investing activities for the three month period ended March 31, 2020 was $2.5 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Cash used in investing activities for the three month period ended March 31, 2019 was $0.6 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.

Financing Activities

Cash from financing activities for the three month period ended March 31, 2020 was $3.9 million. Financing proceeds for the three month period ended March 31, 2020 was primarily driven by $1.6 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Cash from financing activities for the three month period ended March 31, 2019 was $3.9 million. Financing proceeds for the three month period ended March 31, 2019 was driven by $1.6 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

For the three months ended March 31, 2020, approximately 54% of our revenue and approximately 53% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2019 approximately 54% of our revenue and approximately 56% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the periods ended March 31, 2020 and December 31, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company of approximately $1.3 million and $3.9 million, respectively.

Interest Rate Risk

We had cash and cash equivalents of $177.8 million and $177.1 million at March 31, 2020 and December 31, 2019, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A large majority of short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial statements during either of the periods ended March 31, 2020 and December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The material weakness relates to the assumptions in the stand-alone selling price (SSP) model used to determine the allocation of the transaction price to each performance obligation of on-premise subscriptions, where we did not sufficiently maximize the use of observable inputs relating to the useful life of the intellectual property used in the SSP model for the on-premise subscription transactions.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. This plan includes enhancing our review process over assumptions that support the allocation of the transaction price to each performance obligation by (i) maximizing the use of observable inputs in our SSP model through external benchmarks, (ii) engaging a third-party valuation specialist to the extent considered necessary, and (iii) improving the documentation around the review of key assumption incorporated in the model. The revised SSP model will continuously be reassessed and revisited by us as part of our control process and management will continuously evaluate the operating effectiveness of the review of the SSP model. In addition, we will enhance our risk assessment process to identify changes to risks resulting from the adoption of new accounting standards and design appropriate controls to address those risks. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in various legal proceedings and claims related to intellectual property rights, commercial disputes, employment and wage and hour laws, alleged securities laws violations or other investor claims and other matters. For example, we have been, and may in the future be, put on notice and sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us of defending the claims and a potential adverse result. We are not presently a party to any legal proceedings that in the opinion of management, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and all other information contained in this Quarterly Report and the Annual Report on Form 10-K filed with the SEC on March 17, 2020. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the market price of the ADSs could decline. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. This Quarterly Report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” above.

Risks Related to Our Business and Industry

Prolonged economic uncertainties or downturns could harm our business.

Current or future economic downturns, fear or anticipation of such conditions, or uncertainty as to how the U.S. or foreign governments will act with respect to the outbreak of the novel coronavirus (COVID-19), tariffs, and international trade agreements and policies, could harm our business and results of operations, cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. In addition, financial and credit market fluctuations, the impact and uncertainty regarding global central bank monetary policy, changes in interest rates and inflation, changes in international trade relationships and trade disputes between the U.S. and other countries, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom “Brexit” from the European Union, economic challenges in China, and terrorist attacks in the United States, Europe or elsewhere, individually or collectively, could negatively affect the U.S. and global macroeconomic environment. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets including the availability of capital and the terms, cost and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

The U.S. and global macroeconomic environment is currently being negatively affected by the COVID-19 pandemic. The current downturn and worldwide economic conditions attributable to the COVID-19 outbreak have made it extremely difficult for our customers and us to forecast and plan future business activities accurately and has caused and could continue to cause customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In fact, a limited number of prospective customers have delayed or canceled planned purchases of our products and some existing customers reduced or have not renewed contracts in light of the COVID-19 pandemic and current economic conditions. We anticipate that the current global macroeconomic conditions will result in slower revenue growth across our business as a result of fewer than previously expected purchases by new customers, decisions by customers not to increase, or even decrease, the size of their contracts with us when their contracts are up for renewal, and lower renewal rates. Furthermore, during these challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to, among other things, increase our allowance for doubtful accounts, grant payment concessions or modify payment terms, which would harm our results of operations. We have seen an increase in the days outstanding of our accounts receivables and requests from certain customers for extended payment terms and flexibility. At this time, we cannot ascertain the expected impact, if any, of the increase in days outstanding and extended or more flexible payment terms for certain of our customers on our future results of operations, cash flows or financial condition. We have a significant number of customers in industries highly impacted by COVID-19, including the travel and hospitality, retail, and energy industries. Current macroeconomic conditions have caused and may cause firms in certain of these and any other impacted industries to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in industries affected by current macroeconomic conditions are likely to delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors may respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.

We cannot predict the timing, depth or duration of the current economic slowdown, generally or within any particular geographic region or industry. If the economic conditions of the general economy or industries in which we operate remain subdued or worsen from present levels, our business, results of operations, financial condition and cash flows could be adversely affected.

The global COVID-19 pandemic is having a material adverse impact on the operations and financial performance of many of the customers in industries we serve and has and will likely continue to harm our business and results of operations.

In December 2019, COVID-19 was reported in China, in January 2020 the WHO declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the rapidly evolving situation relating to the spread of COVID-19 and relevant government orders, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are requiring all employees around the globe to work remotely. We continue to monitor and safeguard our systems, networks and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, networks, and data upon which we rely. We also have suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. In addition, we hold in-person marketing events to generate sales leads for our products and work-from-home and shelter-in-place orders have affected our marketing efforts by limiting them to virtual events and digital channels, which may not prove as effective at building sales leads. Further, some projects to assist our customers to implement our software also require presence at the customer’s site and as a result some implementation projects have been and others in the future may be delayed. In addition, current social distancing measures could: negatively affect our sales efforts and our ability to enter into customer contracts in a timely manner; slow down our recruiting efforts; challenge our ability to effectively onboard new hires; or create operational or other challenges. Any of the foregoing could harm our business and results of operations. We continue to monitor the situation and will adjust our current policies as the COVID-19 outbreak evolves and public health and other government officials issue additional guidance or orders. In addition, COVID-19 has and will continue to disrupt the operations of certain of our customers, channel partners, resellers and systems integrators for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchase decisions, extended payment terms, and postponed or canceled projects, all of which could negatively impact our business and results of operations. More generally, the COVID-19 outbreak is adversely affecting economies and financial markets globally, which has resulted in an economic downturn, which is expected to decrease technology spending. We have had a limited number of planned purchases of our solutions delayed or canceled because of current economic conditions and may in the future see reduced demand for our solutions. As a result, the current COVID-19 outbreak and economic conditions may adversely affect demand for our solutions and may harm our business and results of operations. It is not currently possible to estimate with any reasonable certainty the precise impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.

We have incurred losses in all years since our inception. We incurred a net loss of $18.1 million in the three months ended March 31, 2020, $61.5 million in the year ended December 31, 2019 and $39.0 million in the year ended December 31, 2018. As a result, we had accumulated losses of $296.7 million as of March 31, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, enhance our product and service offerings, broaden our installed customer base, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire or renew subscriptions with customers, particularly large enterprise customers, a failure to capitalize on growth opportunities or the impact of COVID-19 and macroeconomic conditions on IT spending. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or improving cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have historically experienced significant revenue growth, we may not achieve similar revenue growth in future periods or at all. Our employee headcount and number of customers have increased significantly, and although our headcount growth will be recalibrated in light of current economic conditions, over time we expect to continue to grow our headcount significantly. The growth and expansion of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and our growth strategy is dependent upon increased sales to these large enterprise customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.

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

Our future success depends, in part, on our ability to sell our subscriptions to new customers and to expand the deployment of our platform with existing customers by selling additional subscriptions. As a result, we may be required to use increasingly sophisticated and costly sales efforts to differentiate our offerings from those of our competitors, which may not result in additional sales. In addition, the rate at which our customers purchase additional subscriptions depends on a number of factors, including the perceived need for additional data integration and integrity products, evolving sales strategies as well as general economic conditions. We expect the current economic downturn will make it more challenging to sell our subscriptions to new customers. Some industries particularly impacted by COVID-19, including travel and hospitality, retail, and energy, have significantly cut or eliminated capital expenditures at this time. As such, we have deemphasized building new relationships with those verticals during the pandemic, which could harm our customer base later. Even if we are able to convince a potential customer of the benefits of our solution, they may choose to adopt our competitors’ offerings instead. If our efforts to sell additional subscriptions to our customers are not successful, our business may suffer.

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

If we fail to successfully manage our business model transition to cloud-based products and a cloud oriented sales model, our results of operations could be negatively impacted.

We have observed an industry transition to cloud-based technologies and a decrease in on-premise big data application adoption. To address these trends, we accelerated the development of our cloud offerings. In connection with the transition to cloud-based technologies, we have also shifted to a cloud oriented sales model. During our business model transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as revenue is recognized ratably rather than a portion up front. Further, our cloud customers typically demand fewer professional services from us compared to on-premise customers, which has had, and we anticipate will continue to have, a negative impact on our professional services revenue. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge.

Our transition may give rise to a number of risks and uncertainties, and if we do not successfully navigate and execute this transition, our business and future operating results could be adversely affected. Continued development of existing cloud offerings as well as new cloud offerings requires a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding privacy, security, and data protection and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, competitive offerings, particularly from low-end cloud competition, tax and accounting implications, pricing, and our costs. Even if we successfully implement this transition, new customers and existing customers may not purchase subscriptions for our new or redeveloped cloud offerings.

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

Our business is substantially dependent on sales leads from in-person marketing events and digital marketing efforts and if we are unable to generate significant volumes of such leads, traffic to our websites and our revenue may decrease.

We utilize in-person marketing events to educate potential customers about our solutions and generate sales leads. In light of social distancing measures implemented to combat the COVID-19 pandemic, we have been unable to hold in-person marketing events and attend trade shows and instead have had to rely on virtual-only events. We do not have a history of utilizing virtual-only events to such a large extent. As a result, our virtual-only events have not been and may continue to not be as successful in creating an interest in our solutions or generating sales leads as our in-person events and our marketing team will need to make adjustments as it learns from its ongoing efforts. If our virtual-only marketing efforts are not as successful as our in-person marketing events, then our results of operations and cash flows could be adversely affected.

We also utilize digital marketing channels, such as paid and free online search, display advertising, email and social media, in order to direct potential customers interested in our solution to our websites and generate sales leads. Many of these potential customers find our websites by searching for data integration solutions through Internet search engines, particularly Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly and we may not be able to replace this traffic. Furthermore, if the costs associated with our digital marketing channels increase, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and our business and results of operations could be adversely affected.

Recent significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have recently experienced significant changes to our leadership team. In January 2020, Michael Tuchen, who had served as our Chief Executive Officer, or CEO, for over six years resigned and was succeeded by Christal Bemont. At the same time, we announced the hiring of Ann-Christel Graham as our Chief Revenue Officer, or CRO, and we also announced the creation of a new Chief Customer Officer position, which was filled by Jamie Kiser. Although we believe the leadership transition is in the best interest of our stakeholders, this leadership transition may result in loss of personnel with deep institutional or technical knowledge and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives and the leadership transition may temporarily affect the performance of our business and results of operations as the new members of our leadership team, particularly our CEO and CRO, become familiar with our business. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Further, these changes also increase our dependency on other members of our leadership team who remain with us. Such individuals are not contractually obligated to remain employed by us and may leave at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

We depend on a highly skilled workforce, our executive officers and members of our leadership team. An inability to retain and attract highly skilled employees or the loss of one or more of our executive officers or members of our leadership team could harm our business.

Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. In fact, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform and any failure to hire, train, retain and adequately incentivize our sales personnel could negatively affect our growth and the inability of our recently hired sales personnel to effectively ramp up to target productivity levels could negatively affect our operating margins.

Our employees do not have employment arrangements that require them to continue to work for us for any specified period, and therefore, they can terminate their employment with us at any time. Additionally, the industry in which we operate generally experiences high employee attrition and in 2019 we experienced an increase in our attrition rates. Further, we are subject to restrictions under French law with respect to the number of restricted share units we may have outstanding relative to our share capital, as well as minimum vesting and holding period requirements for our restricted share units. These limitations have impacted and may continue to impact our ability to offer competitive equity compensation to current and prospective employees.

Our future performance also depends on the continued services and continuing contributions of our executives and members of our leadership team to execute on our business plan and to identify and pursue new opportunities and product innovations. Although we have entered into employment offer letters with our executives and the members of our leadership team, these agreements have no specific duration and constitute at-will employment. The loss of one or more of our executives or members of our leadership team at any time, particularly following our recent significant changes to our leadership team, could seriously harm our business and results of operations, reduce employee retention, disrupt our relationships with our employees, customers and vendors, and impair our ability to compete.

Further, competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have substantial presence and need for highly skilled personnel. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. In addition, we have experienced difficulty, and in the future may not be successful, in attracting or integrating qualified personnel to fulfill our current or future needs. We expect to recalibrate our hiring plans during the current economic downturn, which could put a strain on our existing workforce and result in increased attrition, which could adversely affect our ability to execute our business strategy. Moreover, if we fail to fill positions essential to executing and achieving our strategic plans and objectives, whether because of our recalibrated hiring plans or an inability to recruit and attract talent, we may fail to execute and achieve them, which could adversely affect our business, financial condition and results of operation. Temporary office closures and travel restrictions as a result of the COVID-19 pandemic could make it more difficult to onboard new employees, provide trainings and integrate them into our workforce, which could adversely affect the productivity of our employees and our business.

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

Further, we expect to continue to make significant investments to enable rapid releases of new features and applications for Talend Data Fabric and maintain our cloud infrastructure. To the extent that we do not effectively upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

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

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our subscription offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in large part on sales to larger subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscription offerings, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Particularly for larger enterprise customers, the sales cycle can be longer and require additional resources as these customers may undertake an evaluation process and we may spend substantial time, effort and money in these sales efforts. Additionally, product purchases by larger organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Larger enterprise customers may also have longer implementation cycles and require greater product functionality or support. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In fact, as a result of current economic conditions, we have had a limited number of expected sales delayed or canceled as potential customers reevaluate their IT spending budgets and in the future may experience delays and cancelations as a result of the economic downturn. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and our revenue for any future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if we are unable to convert large enterprise customers and our revenue falls below our expectations in a particular quarter, which could cause the price of our ADSs to decline.

We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for a significant portion of our revenue, comprising 89% of total revenue in the three months March 31, 2020, 88% in the year ended December 31, 2019 and 86% in the year ended December 31, 2018. We have experienced fluctuations in our renewal rates, particularly with respect to our cloud-based products. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels, including as a result of COVID-19 induced economic weakness. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.

Under ASC 606, the new revenue recognition standard, adopted by us on January 1, 2018, the support and maintenance element of on-premise subscription arrangements represents a series of performance obligations that are delivered over time and are recognized ratably over time. Our on-premise subscriptions are also comprised of a separate performance obligation related to the software license element of the subscription, which is a much smaller portion of the subscription arrangement. We allocate a portion of the transaction price of an on-premise subscription arrangement to the software license performance obligation and the remainder of the transaction price to the support and maintenance performance obligation (See Note 2(d), Revenue recognition, in the notes to our consolidated financial statements for the year ended December 31, 2019 in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC, on March 17, 2020 for more details). Subscriptions for our cloud-based offerings represent the right of access to our software as a service for which revenue is recognized ratably over the term of the arrangement. Subscription agreements typically have a contractual term of one to three years and are generally billed annually in advance and non-cancelable.

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

We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the three months ended March 31, 2020, the majority of our subscription revenues were derived from the renewals of existing subscription agreements or from the transition of our current on-premise customers to our cloud offering. As a result, achieving a high renewal rate of our subscription agreements, particularly with our large enterprise customers, is critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates have in the past, and may in the future, decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, the capabilities of competing products, the introduction of competing technologies, our product uptime or latency, the pricing of our or competing products, and changes in IT budgets and macroeconomic conditions, including the current downturn resulting from the COVID-19 pandemic. Moreover, if we experience difficulties assisting customers with the successful implementation of new projects, including as a result of COVID-19 social distancing measures, our renewal rates may be adversely affected. In addition, any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy, including as a result of COVID-19, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ willingness or ability to renew their subscription agreements. If our customers renew their subscriptions, they may renew for lower subscription amounts or for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, particularly for our cloud-based products, so we may not accurately predict future renewal trends. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may grow more slowly than expected or decline.

Our future success depends in large part on the growth of the market for cloud data management and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data warehouses and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all.

Our ability to increase the adoption of our cloud integration solutions, increase sales of related support subscriptions and professional services depends on the increased adoption of big data services and applications by enterprises. While we believe that cloud data management, including data warehouses and integration solutions, can offer a compelling value proposition to many enterprises, its broad adoption presents challenges to enterprises, including developing the internal expertise and infrastructure to manage these solutions effectively, coordinating multiple data sources, and implementing the necessary security and controls to become comfortable with storing and accessing critical data in the cloud. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market are subject to significant uncertainty. If the overall market for cloud data management does not grow as expected, our business prospects may be adversely affected. Even if the market for cloud data management and services increases, our business may not grow at a similar rate, or at all.

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

Our estimates of market opportunities and expectations about market growth may prove to be inaccurate, and even if the markets in which we compete achieve the expected growth, our business could fail to grow at similar rates, if at all.

Our estimates and expectations about market opportunities and market growth are subject to significant uncertainty, including the effect the current economic environment will have on market opportunities and growth, and are based on assumptions and estimates that may not prove to be accurate. Even if the markets in which we compete meet the size estimates and growth expectations, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.

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

In cases where our platform has been deployed on-premise within a customer’s IT environment, if we or our customers are unable to configure or implement our software properly, or are unable to do so in a timely manner, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our platform or to discontinue its use. In addition, our on-premise solution imposes server load and data storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to implement and use our platform effectively and, therefore, may choose to discontinue their use of our platform or not increase their use.

Our ability to increase sales of our solution is highly dependent on the quality of our customer support, and our failure to offer high quality support would have an adverse effect on our business, reputation and results of operations.

After our products are deployed within our customers’ IT environments, our customers depend on our technical support services, as well as the support of our channel partners, including value added resellers, to resolve issues relating to our products. Our channel partners often provide similar technical support for third parties’ products and may therefore have fewer resources to dedicate to the support of our products. If we or our channel partners do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support, our ability to sell additional subscriptions to existing customers would be adversely affected and our reputation with potential customers could be damaged. The COVID-19 pandemic and restrictions on travel and work-from-home orders could hinder our ability and the ability of our channel partners and systems integrators to provide adequate and timely support to our customers, which could adversely affect our relationship with customers and adversely affect our renewal rates. Many larger enterprise and government entity customers have more complex IT environments and require higher levels of support than smaller customers. If we or our channel partners fail to meet the requirements of these enterprise customers, it may be more difficult to grow sales with enterprise customers.

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

We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with data integration and cloud-based software expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. For example, attrition and changing sales team leadership have resulted and may continue to result in slower than expected growth in affected geographies. New hires require significant training and may take significant time before they achieve full productivity before we can continue to scale our sales efforts. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscription offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.

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

Our products involve the processing of large amounts of our customers’ sensitive and proprietary information, as well as personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data. While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage of our cloud-based services, we have experienced and may in the future experience, security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our customers’ data. Further, security breaches and other security incidents may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. We may be more susceptible to security breaches and other security incidents while social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 outbreak because we have less capability to implement, monitor and enforce our information security and data protection policies.

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

In September 2019, we received net proceeds of $149.1 million (after deducting the initial purchasers’ discount) from the issuance of the 1.75% Convertible Senior Notes due September 1, 2024, which we refer to as the 2024 Notes. To that end, we expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2020 as we intend to make investments in our business in order to support our growth. We have a history of negative cash flow from operating activities and as a result may need to raise additional funds in the future or we may elect to raise additional capital to fund investments in our business or strategic investments. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, particularly given the impact of COVID-19 on the financial markets. In addition, we expect that our status as a French entity and our ADS structure negatively impact the trading volume of our ADS, which may harm our ability to access capital from the public markets. If we raise additional capital by issuing equity or securities convertible into equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and underlying ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in November 2018 we acquired Stitch Inc. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is unproven given our limited track record, including our continued integration of Stitch. Our ability to successfully acquire companies, products and technologies depends, in part, on our ability to attract and retain highly skilled personnel. If we are unable to attract and retain qualified personnel, we may be unable to take advantage of opportunities to make beneficial acquisitions or investments. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. In addition, if we are unsuccessful at integrating Stitch and any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. Our continued integration of Stitch may be and integrating future acquisitions would be particularly challenging for us during the COVID-19 pandemic, due to temporary office closures, restrictions on travel, and remote working, and may not be successful.

We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ADSs. The issuance of equity to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations and financial condition.

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

As of March 31, 2020, we had 1,238 full-time employees, of whom approximately 36% were located in the United States, 28% were located in France, 8% were located in Germany, 7% were located in China and 7% were located in the

United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.

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

A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. The COVID-19 pandemic and related travel restrictions and work-from-home orders may adversely affect the ability of our channel partners to sell our products, which could adversely affect our results of operations. Moreover, if we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We may not retain these channel partners and may not be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.

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

Our agreements with our strategic partners are generally non-exclusive, meaning our strategic partners may offer customers the products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our strategic partners do not effectively market and sell our subscription offerings, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings may be harmed. Our strategic partners may be adversely affected by temporary office closures and travel restrictions related to the COVID-19 pandemic and be unable to or less effective at selling our subscription offerings. Further, our strategic partners may cease marketing our subscription offerings with limited or no notice and with little or no penalty. The loss of a substantial number of our strategic partners, our possible inability to replace them, or the failure to recruit additional strategic partners could harm our results of operations.

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

As a result of customer buying patterns, we have historically received a substantial portion of subscriptions during the last month or later of each fiscal quarter. If expected sales at the end of any fiscal quarter is delayed for any reason, including the failure of anticipated purchases to materialize, particularly larger deals that may be dictated by a customer’s internal evaluation process outside of our control, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in order fulfillment based on trade compliance requirements, our cash flows and results of operations for that quarter, and our revenue for subsequent periods could fall below our expectations and the estimates of analysts, which could adversely impact our business and results of operations and cause a decline in the market price of our ADSs.

The seasonality of our business can create variance in our quarterly purchases, subscription revenue and cash flows from operations.

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

Additionally, to the extent we experience lower new customer purchases in earlier quarters, the resulting reduced subscription revenue may not be reflected in our operating results until subsequent quarters. We believe that these seasonal trends have been masked in recent periods due to our growth, but we anticipate that they may be more pronounced in future periods.

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

Factors that may cause fluctuations in our quarterly financial results include, but are not limited to, those listed below:

●	Our ability to attract and retain new customers;
●	The addition or loss of enterprise customers;
●	Our ability to successfully expand our business domestically and internationally;
●	Our ability to gain new channel partners and retain existing channel partners;
●	Our ability to successfully integrate new leadership team members within our organization;
●	Fluctuations in the growth rate of the overall market that our solution addresses;
●	Fluctuations in the mix of our revenue;

●	The amount of subscription revenue that we recognize ratably as the proportion of our business represented by cloud increases;
●	The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
●	Network outages or performance degradation of our cloud service;
●	Actual or perceived security breaches and incidents;
●	General economic, industry and market conditions;
●	Travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat the COVID-19 outbreak, and their effects on economic, industry and market conditions, IT spending budgets and our ability to conduct business;
●	Customer renewal rates;
●	Increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
●	Changes in our pricing policies or those of our competitors;
●	The budgeting cycles and purchasing practices of customers;
●	Decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
●	Decisions by potential customers to develop in-house solutions as alternatives to our platform;
●	Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
●	Delays in our ability to implement our customers’ orders;
●	Seasonal variations in sales of our solution;
●	The cost and potential outcomes of future litigation or other disputes;
●	Future accounting pronouncements or changes in our accounting policies;
●	Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
●	Fluctuations in share-based compensation expense;
●	Fluctuations in foreign currency exchange rates;
●	The timing and success of new products, features and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	The timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
●	Other risk factors described in this Quarterly Report.

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

Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trade secrets, trademarks, copyrights, contractual restrictions, patents and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. In fact, in the past we have experienced breaches into our information technology systems that could have resulted in unauthorized access to our intellectual property. As a result of past breaches or a failure in the future to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2020, we had one issued patent and one pending patent application. If we decide to seek further patent protection in the future, we may be unable to obtain any patent protection for our technology. In addition, our issued patent and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of March 31, 2020, we had one issued patent and one pending patent application. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

The outcome of litigation and other claims or lawsuits is intrinsically uncertain. Management’s view of the litigation might also change in the future. Actual outcomes of litigation and other claims or lawsuits could differ from the assessments made by management in prior periods, which are the basis for our accounting for these litigations and claims under generally accepted accounting principles in the United States, or GAAP. A settlement or an unfavorable outcome on any litigation matter could have a material adverse effect on our business, operating results, reputation, financial position or cash flows. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

Privacy, security, and data protection have become significant issues in the United States, Europe and in other jurisdictions where we offer our products. The regulatory frameworks for privacy, security, and data protection issues worldwide are rapidly evolving, being tested in courts, likely to remain uncertain for the foreseeable future and may result in ever-increasing regulatory and public scrutiny as well as escalating levels of enforcement and sanctions. Federal, state, and foreign government bodies and agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting privacy, security and data protection, including collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Industry organizations also regularly adopt and advocate for new standards in these areas.

Moreover, evolving and changing definitions of personal data and personal information, within the European Union, the United States and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Any perception of privacy, security, or data protection concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition and results of operations.

In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post notices and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information and other data. Although we endeavor to comply with our published notices and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy notices and other documentation that provide promises and assurances about privacy, security, and data protection can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

At the federal level, we have reviewed our privacy, security, and data protection policies and procedures in regard to our role as a business associate for customers that are covered entities and as a sub-business associate for customers that are business associates under the Health Insurance Portability and Accountability Act, which we refer to as HIPAA.

As a business associate we are subject to the privacy, security, data breach notification, and enforcement rules (the “HIPAA Rules”) promulgated pursuant to HIPAA by the Department of Health and Human Services, or HHS. In addition to contractual obligations with our customers that are covered entities or business associates, should we be deemed in violation of the HIPAA Rules as a result of an audit from HHS, we may be exposed to civil and criminal liabilities. State Attorneys General also have the authority to bring civil actions on behalf of state residents for violations of the HIPAA Rules, obtain damages on behalf of state residents, or to enjoin further violations of the HIPAA Rules.

At the state level, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information. The CCPA has been amended on multiple occasions and is the subject of several rounds of proposed regulations from the California Attorney General. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Internationally, virtually every jurisdiction in which we operate has established its own privacy, security and data protection legal frameworks with which we or our customers must comply. In the European Union, the GDPR replaced prior European Union data protection law as of May 25, 2018. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can be as great as 20 million euros or four percent of annual global turnover, whichever is highest. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR contains a number of obligations that differ from previously-effective data protection legislation in the European Union, and because the GDPR’s enforcement history is limited, we are unable to predict how certain obligations under the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.

Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses approved by the European Commission and our certifications under the EU-US and Swiss-US Privacy Shield Frameworks. Despite these measures, we may be unsuccessful in transferring such data from the EEA in a manner that conforms to data protection requirements in the EEA, including as a result of continued legal and legislative activity within the European Union that has challenged or called into question multiple means of data transfers to countries that have not been found to provide adequate protection for personal data. If any basis on which we rely to transfer personal data outside of the EEA is invalidated, we could be required to change our data transfer policies and procedures, which could result in increased compliance costs and may disrupt our operations. In addition, we are subject to the enforcement of the Federal Trade Commission with respect to our compliance with the EU-US and Swiss-US Privacy Shield Principles.

The GDPR also gave more weight to other existing EU data protection rules, and in particular the Privacy and Electronic Communications Directive 2002/58/EC (or ePrivacy Directive), which regulates electronic marketing activities in the EEA. The ePrivacy Directive has strict rules restricting communication with individuals for marketing purposes, and these rules have been implemented heterogeneously by EU member states. To comply with local legal requirements, we have incurred significant costs to attempt to ensure that our electronic marketing activities are (1) adapted to the legal framework of the relevant EU member state in which we are sending electronic marketing communication, and (2) updated regularly to address changes in local case law and, as appropriate, privacy recommendations from local authorities. Failure to comply with the ePrivacy Directive and its implementing rules exposes us to additional reputational and financial risk under the GDPR.

Further, on January 31, 2020, the United Kingdom left the European Union (commonly referred to as “Brexit”). Brexit may lead to further legislative and regulatory changes. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018, and it has undergone additional statutory amendments further aligning it with the GDPR. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

Owing to the regulatory environment and sentiment regarding international data transfers, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our platform. We may find it necessary or appropriate to establish systems to maintain personal data originating from certain countries or regions within those countries or regions. This may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.

In addition, some countries are considering or have enacted legislation, such as the Japan Act on Protection of Personal Information, which we are subject to, requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also be bound by and agree to contractual obligations to comply with other obligations relating to privacy, security, or data protection, such as particular standards for information security measures. Further, we expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, security, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our products. Any actual or perceived loss, improper retention or misuse of personal data, personal information, or other information or any actual or alleged violations of laws and regulations relating to privacy, security, or data protection could result in us facing regulatory investigations, enforcement actions, fines, lawsuits and other claims (including from customers and individuals), penalties, consent decrees or other orders that may hamper our ability to conduct business or adapt our business, and liability, including potential criminal liability of company executives, and we could find it necessary or appropriate to fundamentally change our products, or our practices, which could have an adverse effect on our business. Any actual or perceived inability to adequately address privacy, security, and data protection concerns, even if unfounded, or to comply with applicable privacy, security, and data protection laws, regulations, policies or other obligations, could result in additional cost and liability to us, damage our reputation and market position (both in relation to existing customers and prospective customers), cause us to lose goodwill, inhibit sales and adversely affect our operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, security, and data protection concerns, whether valid or not, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards in these areas, our business may be harmed.

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

During the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, total revenue generated outside of France and the Americas was 41.5%, 42.5% and 41.4% of our total revenue, respectively. Our primary research and development operations are located in France, the United States, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

●	Unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
●	Government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;
●	Changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
●	Tariffs imposed by the U.S. government on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the European Union and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remains uncertain;

●	Different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
●	Exposure to many onerous and potentially inconsistent privacy, security, and data protection laws and regulations, particularly in the European Union;
●	Changes in a specific country’s or region’s political or economic conditions;
●	The impact of pandemics and epidemics, like COVID-19, on global and regional economic conditions, international and domestic travel, and IT spending budgets;
●	Deterioration of political relations between the United States and France, the United Kingdom, Germany and Japan, which could have a material adverse effect on our sales and operations in these countries;
●	Challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
●	Risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury and other similar trade protection regulations and measures in the United States or in other jurisdictions;
●	Reduced ability to timely collect amounts owed to us by our clients in countries where our recourse may be more limited;
●	Limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
●	Limited or unfavorable intellectual property protection;
●	Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and
●	Restrictions on repatriation of earnings.

Furthermore, weak domestic or global economic conditions, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, and the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from the COVID-19 pandemic, increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, changes in interest rates and increased inflation, the instability in the geopolitical environment as a result of the United Kingdom’s withdrawal from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe, Asia or the United States could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect sales of our products. Moreover, continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. In fact, we anticipate that current political and economic conditions in Europe may negatively impact revenue growth in our Europe, Middle East and Africa region. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

We have limited experience in marketing, selling and supporting our solutions outside of France, the United Kingdom, the United States, Germany and Japan. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

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

A portion of our subscription agreements and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. As a result of COVID-19, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our products to some of our customers outside of the United States where we price in U.S. dollar instead of local currency, leading to delays in the purchase of our products and the lengthening of our sales cycle. The U.S. dollar has strengthened against the euro since early 2018 and if the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Exposure to United Kingdom political developments, including the impact of “Brexit”, could have a material adverse effect on us.

On January 31, 2020, the United Kingdom, or UK, left the European Union, or EU, which is commonly referred to as “Brexit”. The United Kingdom’s withdrawal from the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, for the foreseeable future, including while the UK negotiates terms of trade with the European Union and reviews and reforms regulations derived from its prior membership in the European Union.

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

Consequently, the United Kingdom’s withdrawal from the European Union could adversely impact our operating results, financial condition and prospects.

Because we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and results of operations.

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

We are subject to income taxes in France, the United States and other jurisdictions, and our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles. The tax laws applicable to our business are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, the valuation of intellectual property, or the tax treatment of subscription software companies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken or may determine that the manner in which we operate our business does not achieve our intended tax consequences and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

As of March 31, 2020, we had goodwill of $49.6 million and net intangible assets of $12.6 million, which in the aggregate represent 16% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 842 in 2019 has had and continues to have a significant impact on our consolidated balance sheet. Further, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our 2024 Notes are denominated in euros and the majority of the proceeds are held in euros as of March 31, 2020. We may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars in the future. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.

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

The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We believe that our stock is particularly susceptible to high volatility due to liquidity constraints and our average daily trading volume as a result of our ADS program. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Furthermore, the market price of our ADSs has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	Actual or anticipated fluctuations in our revenue and other results of operations;
●	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	Failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
●	Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Changes in operating performance and stock market valuations of subscription model companies or other technology companies, or those in our industry in particular;
●	Lawsuits threatened or filed against us;
●	General economic conditions and trends which are impacted by COVID-19;
●	Results of our competitors; and
●	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

In addition, based on a Schedule 13G/A as of December 31, 2019, a holder of up to 1,612,895 shares, or 5.2% of our total ordinary shares, based on ordinary shares outstanding as of March 31, 2020, is entitled to rights with respect to registration of our ordinary shares pursuant to a shareholder agreement. If this holder of our ordinary shares, by exercising their registration rights, or through a sale exempt from registration, sells a large number of shares, it could adversely affect the market price for our ADSs. Furthermore, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to provide a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. This process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. As described in the subsequent risk factor and Part II, Item 9A of our Annual Report on Form 10-K filed with the SEC on March 17, 2020, we have identified a material weakness in our internal control over financial reporting. Any material weakness in our internal control over financial reporting could cause: us to fail to detect errors on a timely basis; our financial statements to be materially misstated; the market price of our ADSs to decline; or subject us to sanctions or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business, financial condition, and results of operations, and investor confidence and the market price of our ADSs.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, our management identified a material weakness in our internal control over financial reporting relating to ineffective process level controls over assumptions in our stand-alone selling price model used to determine the allocation of the transaction price of our on-premise license arrangements between the software element and the support and maintenance element. This material weakness resulted from an ineffective risk assessment process to identify changes to risks resulting from the adoption of ASC Topic 606 and the design of appropriate controls to address those risks. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective.

As further described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020, we are currently taking actions to design and implement a remediation plan to address the material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, the timing of our financial reporting could be adversely affected and we may be unable to maintain compliance with the federal securities laws and NASDAQ listing requirements regarding the timely filing of periodic reports. If we fail to report our results in a timely manner, we could be required to pay additional interest under our convertible notes, which could impact our liquidity and financial condition. Any of the foregoing could cause investors to lose confidence in the reliability of our financial reporting, which could have a negative effect on the trading price of our ADSs and possibly impact our ability to obtain future financing on acceptable terms.

Share ownership is concentrated in the hands of certain large shareholders and management, who are able to exercise a direct or indirect controlling influence on us.

 Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of March 31, 2020. As a result, these shareholders, acting together or in parallel, could have a significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

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

Certain members of our board of directors and certain of our subsidiaries and certain experts named in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 17, 2020, are non-residents of the United States, and all of or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Talend S.A. Executive Incentive Compensation Plan.					X

10.2	English Summary of the Commercial Lease Agreement, dated as of March 2, 2020, by and between Talend S.A. and Monceau Investissements Immobiliers.					X

10.3	English Summary of the First Amendment, dated as of April 28, 2020, of the Commercial Lease Agreement, dated as of March 2, 2020, by and between Talend S.A. and Monceau Investissements Immobiliers.					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

/s/ Christal Bemont
Christal Bemont
Chief Executive Officer (Principal Executive Officer)

/s/ Adam Meister
Adam Meister
Chief Financial Officer (Principal Financial Officer)

Dated:  May 8, 2020