Form 10-Q
period 2020-06-30
Talend S.A.
filed 2020-08-10
CIK 1668105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___ to ___
Commission File Number 001-37825
Talend S.A.
(Exact name of registrant as specified in its charter)

France
(State or other jurisdiction of incorporation or organization)

5-7, rue Salomon de Rothschild
Suresnes, France
(Address of principal executive offices)
Not Applicable
(I.R.S. Employer Identification Number)

92150
(Zip Code)

+33 (0) 1 46 25 06 00
(Registrant’s telephone number, including area code)

9, rue Pages, Suresnes, France 92150
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share	TLND	The NASDAQ Stock Market LLC
Ordinary shares, nominal value €0.08 per share*		The NASDAQ Stock Market LLC*
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 31, 2020, the registrant had 31,537,857 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
TALEND S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$164,968	$177,075
Accounts receivable, net of allowance for doubtful accounts of $1,497 and $1,082, respectively	53,090	82,952
Contract acquisition costs	11,010	10,695
Other current assets	11,821	9,832
Total current assets	240,889	280,554
Non-current assets:
Contract acquisition costs	22,071	22,050
Operating lease right-of-use assets	25,407	27,821
Property and equipment, net	6,860	5,348
Goodwill	49,747	49,744
Intangible assets, net	11,370	14,018
Other non-current assets	4,819	4,382
Total non-current assets	120,274	123,363
Total assets	$361,163	$403,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,842	$4,439
Accrued expenses and other current liabilities	35,685	41,182
Contract liabilities - deferred revenue, current	126,595	142,616
Operating lease liabilities, current	4,589	5,047
Short-term debt	—	227
Total current liabilities	168,711	193,511
Non-current liabilities:
Deferred income taxes	567	768
Other non-current liabilities	1,649	1,137
Contract liabilities - deferred revenue, non-current	13,831	17,807
Operating lease liabilities, non-current	22,204	24,252
Long-term debt	132,681	130,490
Total non-current liabilities	170,932	174,454
Total liabilities	339,643	367,965
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 31,536,529 and 31,017,268 shares authorized, issued and outstanding, respectively	3,250	3,205
Additional paid-in capital	335,571	309,988
Accumulated other comprehensive income	633	1,107
Other reserves	272	207
Accumulated losses	(318,206)	(278,555)
Total stockholders’ equity	21,520	35,952
Total liabilities and stockholders’ equity	$361,163	$403,917
The above condensed consolidated balance sheets should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Subscriptions	$60,885	$52,615	$121,794	$102,480
Professional services	6,853	7,690	14,063	15,491
Total revenue	67,738	60,305	135,857	117,971
Cost of revenue
Subscriptions	8,947	8,484	16,971	15,806
Professional services	6,259	7,275	13,000	15,153
Total cost of revenue	15,206	15,759	29,971	30,959
Gross profit	52,532	44,546	105,886	87,012
Operating expenses
Sales and marketing	39,531	34,528	77,784	69,188
Research and development	17,639	16,577	33,573	31,435
General and administrative	14,997	11,616	30,652	22,028
Total operating expenses	72,167	62,721	142,009	122,651
Loss from operations	(19,635)	(18,175)	(36,123)	(35,639)
Interest income (expense), net	(1,922)	(4)	(3,727)	(6)
Other income (expense), net	67	(230)	265	(585)
Loss before benefit (provision) for income taxes	(21,490)	(18,409)	(39,585)	(36,230)
Provision for income taxes	(19)	(115)	(66)	(39)
Net loss	$(21,509)	$(18,524)	$(39,651)	$(36,269)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.68)	$(0.61)	$(1.27)	$(1.19)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	31,428	30,455	31,308	30,352
The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(21,509)	$(18,524)	$(39,651)	$(36,269)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(563)	(214)	(474)	141
Total comprehensive loss	$(22,072)	$(18,738)	$(40,125)	$(36,128)
The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of March 31, 2020	31,337,694	$3,233	$324,141	$1,196	$246	$(296,697)	$32,119
Net loss for the period	—	—	—	—	—	(21,509)	(21,509)
Other comprehensive loss	—	—	—	(563)	—	—	(563)
Restricted stock units reserve	—	—	(26)	—	26	—	—
Shares issued from restricted stock unit vesting	175,237	15	(15)	—	—	—	—
Exercise of stock awards	23,598	2	247	—	—	—	249
Share-based compensation	—	—	11,224	—	—	—	11,224
Balance as of June 30, 2020	31,536,529	$3,250	$335,571	$633	$272	$(318,206)	$21,520

	Three Months Ended June 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of March 31, 2019	30,359,600	$3,146	$255,408	$759	$182	$(234,831)	$24,664
Net loss for the period	—	—	—	—	—	(18,524)	(18,524)
Other comprehensive loss	—	—	—	(214)	—	—	(214)
Restricted stock units reserve	—	—	(31)	—	31	—	—
Shares issued from restricted stock unit vesting	109,994	11	(11)	—	—	—	—
Exercise of stock awards	89,154	7	1,359	—	—	—	1,366
Share-based compensation	—	—	10,556	—	—	—	10,556
Balance as of June 30, 2019	30,558,748	$3,164	$267,281	$545	$213	$(253,355)	$17,848

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2019	31,017,268	$3,205	$309,988	$1,107	$207	$(278,555)	$35,952
Net loss for the period	—	—	—	—	—	(39,651)	(39,651)
Other comprehensive loss	—	—	—	(474)	—	—	(474)
Restricted stock units reserve	—	—	(65)	—	65	—	—
Shares issued from restricted stock unit vesting	276,760	24	(24)	—	—	—	—
Exercise of stock awards	169,526	15	1,838	—	—	—	1,853
Issuance of ordinary shares in connection with employee stock purchase plan	72,975	6	2,281	—	—	—	2,287
Share-based compensation	—	—	21,553	—	—	—	21,553
Balance as of June 30, 2020	31,536,529	$3,250	$335,571	$633	$272	$(318,206)	$21,520

	Six Months Ended June 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2018	30,158,374	$3,128	$244,878	$404	$138	$(217,001)	$31,547
Adjustment on initial application of ASC 842	—	—	—	—	—	(85)	(85)
Adjusted balance as of January 1, 2019	30,158,374	3,128	244,878	404	138	(217,086)	31,462
Net loss for the period	—	—	—	—	—	(36,269)	(36,269)
Other comprehensive gain	—	—	—	141	—	—	141
Restricted stock units reserve	—	—	(75)	—	75	—	—
Shares issued from restricted stock unit vesting	142,628	13	(13)	—	—	—	—
Exercise of stock awards	198,847	18	2,977	—	—	—	2,995
Issuance of ordinary shares in connection with employee stock purchase plan	58,899	5	2,268	—	—	—	2,273
Share-based compensation	—	—	17,246	—	—	—	17,246
Balance as of June 30, 2019	30,558,748	$3,164	$267,281	$545	$213	$(253,355)	$17,848
The above condensed consolidated statements of stockholders’ equity should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss for the period	$(39,651)	$(36,269)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	1,636	1,399
Amortization of intangible assets	2,639	2,655
Amortization of debt discount and issuance costs	2,541	—
Amortization of contract acquisition costs	5,735	4,977
Non-cash operating lease cost	2,987	2,820
Unrealized (gain) loss foreign exchange	(927)	170
Accrued interest on convertible debt	1,352	—
Share-based compensation	21,553	17,246
Changes in operating assets and liabilities:
Accounts receivable	29,003	19,626
Contract acquisition costs	(6,404)	(6,159)
Other assets	(2,452)	(663)
Accounts payable	(2,561)	1,041
Accrued expenses and other current liabilities	(6,338)	(2,051)
Contract liabilities - deferred revenue	(18,409)	(7,538)
Operating lease liabilities	(2,955)	(2,875)
Net cash used in operating activities	(12,251)	(5,621)
Cash flows from investing activities:
Acquisition of property and equipment	(3,165)	(1,544)
Net cash used in investing activities	(3,165)	(1,544)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares related to exercise of stock awards	1,853	2,995
Proceeds from issuance of ordinary shares related to employee stock purchase plan	2,287	2,273
Repayment of borrowings	(660)	(36)
Net cash from financing activities	3,480	5,232
Net decrease in cash and cash equivalents	(11,936)	(1,933)
Cash and cash equivalents at beginning of the period	177,075	34,104
Effect of exchange rate changes on cash and cash equivalents	(171)	(59)
Cash and cash equivalents at end of the period	$164,968	$32,112
The above condensed consolidated statements of cash flows should be read in conjunction with the accompanying notes.

1. Organization and Summary of Significant Accounting Policies
Business
Talend S.A. (“the Company”) is a leader in data integration and data integrity. Talend’s software platform, Talend Data Fabric, integrates data and applications in real-time across modern big data and cloud environments, as well as traditional systems, allowing organizations to develop a unified view of their business and customers. The Company, organized under the laws of France in 2005, has its registered office located at 5-7, rue Salomon de Rothschild, 92150 Suresnes, France.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated balance sheets as of June 30, 2020 and December 31, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidate statements of stockholders’ equity for the three and six months ended June 30, 2020 and June 30, 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and June 30, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020.
Certain prior year financial information in the consolidated statement of cash flows has been reclassified to conform with current year presentation. In addition, an immaterial reclassification of unbilled revenue between other assets and accounts receivable has been made in our prior year consolidated balance sheet to conform to the current period presentation. These reclassifications had no impact on net loss, stockholders’ equity, operating cash flows or total cash flows as previously reported.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price to separate performance obligations and the determination of the stand-alone selling price), the amortization period for contract acquisition costs, contract period of leases, fair value of acquired intangible assets and goodwill, and share-based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.
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
Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current contract liabilities – deferred revenue in the consolidated balance sheet. Deferred revenue, including current and non-current balances, was $140.4 million and $160.4 million as of June 30, 2020 and December 31, 2019, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $50.6 million and $43.4 million for the three months ended June 30, 2020 and 2019, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $93.8 million and $74.5 million for the six months ended June 30, 2020 and 2019, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations of $193.4 million that will be satisfied at a later date. As of June 30, 2020, $144.5 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $48.9 million thereafter.
Contract assets
The Company may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets, or unbilled revenue, are classified as accounts receivable, net in the consolidated balance sheet. Unbilled revenue was $2.5 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively.
Contract acquisition costs
The Company recognizes sales commissions earned by the Company’s sales force that are considered incremental and recoverable costs of obtaining a contract with a customer as contract acquisition costs in the consolidated balance sheet. Contract acquisition costs, including current and non-current balances, were $33.1 million and $32.7 million as of June 30, 2020 and December 31, 2019, respectively. Amortization expense of contract acquisition costs was $2.9 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense of contract acquisition costs was $5.7 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. There were no impairments of assets related to Company’s contract acquisition costs during the period ended June 30, 2020.

Disaggregation of Revenues
The following table sets forth the Company’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$31,373	$27,091	$62,540	$53,979
EMEA	28,852	27,231	58,738	53,765
Asia Pacific	7,513	5,983	14,579	10,227
Total revenue	$67,738	$60,305	$135,857	$117,971
Revenues from the Company’s country of domicile, based on sales revenue recognized from customers in France, totaled $10.3 million and $9.4 million for the three months ended June 30, 2020 and 2019, respectively, and $21.2 million and $18.4 million for the six months ended June 30, 2020 and 2019, respectively.
3. Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for both of the three and six months ended June 30, 2020 and 2019, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive.
During 2019, the Company issued 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”) (see Note 6, Debt, for more details). Since the Company expects to settle the principal amount of the outstanding 2024 Notes in a combination of cash and shares, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on the diluted net income per ordinary share when the average market price of the Company’s ordinary shares, each represented by an ADS, for a given period exceeds the initial conversion price of €51.75 per share. This situation has not occurred as of June 30, 2020.
The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Net loss	$(21,509)	$(18,524)	$(39,651)	$(36,269)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	31,428	30,455	31,308	30,352

Basic and diluted net loss per share	$(0.68)	$(0.61)	$(1.27)	$(1.19)
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
The fair values of cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables are categorized as Level 1. The fair value of the 2024 Notes was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. As of June 30, 2020, the fair value of the 2024 Notes was $137.2 million.
There were no transfers between levels of the fair value hierarchy during the six month periods ended June 30, 2020 or 2019.

5. Balance Sheet Components
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$24,447	$24,201
VAT payable	4,393	6,238
Other taxes	(69)	502
Contingent liabilities	440	578
Other current liabilities	6,474	9,663
Accrued expenses and other liabilities	$35,685	$41,182
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer equipment and software	$11,231	$8,587
Fixtures and fittings	2,390	2,312
Leasehold improvements	4,534	3,858
Property and equipment, gross	18,155	14,757
Less: accumulated depreciation	(11,295)	(9,409)
Property and equipment, net	$6,860	$5,348
Depreciation expense related to property and equipment was $0.8 million and $0.7 million for the three months periods ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively.
Intangible assets as of June 30, 2020 and December 31, 2019 included the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$4,976	$(4,426)	$550	$4,975	$(3,600)	$1,375	1 year
Acquired developed technology	19,558	(8,738)	10,820	19,555	(6,912)	12,643	4 years
Total	$24,534	$(13,164)	$11,370	$24,530	$(10,512)	$14,018
Amortization expense for intangible assets was $1.3 million for both of the three months periods ended June 30, 2020 and 2019, respectively, and $2.6 million and $2.7 million or the six months ended June 30, 2020 and 2019, respectively.
The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2020 (in thousands):

Amount
Remainder of 2020	$2,374
2021	3,649
2022	3,447
2023	1,900
Thereafter	—
Total amortization expense	$11,370

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
As of June 30, 2020, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes were classified as long-term debt for such period.
The net carrying amount of the 2024 Notes was as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Principal	$156,786	$156,716
Unamortized debt discount	(19,200)	(21,227)
Unamortized debt issuance costs	(4,905)	(5,443)
Net carrying amount	$132,681	$130,046
The net carrying amount of the equity component of the 2024 Notes was as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross amount	$21,866	$21,866
Allocated debt issuance costs	(945)	(945)
Net carrying amount	$20,921	$20,921
Interest expense related to the 2024 Notes was as follows during the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Contractual interest expense	$674	$1,352
Amortization of debt discount	1,008	2,006
Amortization of issuance costs	267	535
Total	$1,949	$3,893
There was no interest expense related to the 2024 Notes during the three and six months ended June 30, 2019.
7. Equity Incentive Plans
In April 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), primarily for the purpose of granting stock options to employees and employee warrants BSPCE (“bons de souscription de parts de créateur d'entreprise” or “employee warrants (BSPCE)”) to employees who are French tax residents. In August 2019, the Company adopted the 2019 Free Share Plan (the “Free Share Plan”), primarily for the purpose of granting Restricted Stock Units (“RSUs”) to employees. In June

2019, the Company’s shareholders also delegated authority to the Company’s board of directors to grant warrants (“bons de souscription d'actions” or “warrants (BSA)”) to the Company’s directors and consultants. In June 2020, the Company's shareholders delegated authority to the Company's board of directors to grant stock options, RSUs and warrants (BSA) to employees, superseding and replacing the delegations of authority to grant equity awards under the 2017 Plan and the 2019 Free Share Plan. The Company no longer grants employee warrants (BSPCE) as the Company no longer meets the eligibility criteria for granting BSPCEs.
As of June 30, 2020, there were 2,300,000 ordinary shares available for future grants of stock options, RSUs and warrants (BSA) under the Company’s share pool reserve.
Stock options and warrants
Most of our stock options and employee warrants (BSPCE) vest over four years, with 25% on the one year anniversary of the grant and 1/16th on a quarterly basis thereafter. Options have a contractual life of ten years and individuals must continue to provide services to the Company in order to vest. Employee warrants (BSPCE) are a specific type of option to acquire ordinary shares available to qualifying companies in France that meet certain criteria. Otherwise, employee warrants (BSPCE) function in the same manner as stock options.
In general, warrants (BSA) vest quarterly over a one year period. In addition to any exercise price payable by a holder upon the exercise of any warrants (BSA), pursuant to the relevant shareholders' delegation to the board, such warrants need to be subscribed for a price at least equal to 5% of the volume weighted average price of the last five trading sessions on the Nasdaq Global Market preceding the date of allocation of the BSA by the board of directors. Otherwise, warrants (BSA) function in the same manner as stock options.
The following table summarizes the activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) of the Company’s stock options and warrants for the six months ended June 30, 2020 (in thousands, except exercise price per option):

	Stock options outstanding	BSPCE warrants outstanding	BSA warrants outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance as of December 31, 2019	1,215	155	210	$14.61	5.1	$40,809
Granted	746	—	—	31.86
Exercised	(166)	(4)	—	11.13
Forfeited	(15)	(3)	(11)	32.64
Balance as of June 30, 2020	1,780	148	199	$20.70	6.7	$31,229
Vested and expected to vest as of June 30, 2020	1,608	146	199	$19.78	6.4	$30,605
Exercisable as of June 30, 2020	1,014	140	199	$14.59	5.0	$28,717
The total intrinsic values of stock options and warrants exercised during the period ended June 30, 2020 was $4.4 million.
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
In general, service-based RSUs vest over a four years period, with 25% vesting on the one year anniversary of the grant and equal quarterly installments thereafter.

A summary of RSU activity under all of the plans as of June 30, 2020 is presented in the following table (in thousands, except the weighted-average grant date fair value per RSU):

	Number of service- based RSUs	Number of performance- based RSUs	Weighted-average grant date fair value
Balance as of December 31, 2019	1,924	384	$44.96
Granted	1,073	278	36.26
Vested and released	(245)	(31)	44.13
Forfeited	(149)	(201)	45.97
Balance as of June 30, 2020	2,603	430	$41.07
Expected to vest as of June 30, 2020	2,069	264	$41.58
Employee Stock Purchase Plan
In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”), which was amended and restated in August 2019. In June 2020, the Company's shareholders authorized 550,000 shares for future issuance under the ESPP, which supersedes and replace the shares previously available for issuance under 2017 ESPP. The ESPP allows the Company’s employees to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs is 85% of the lower of the fair value of the Company’s ADSs on the first trading day or on the last trading day of the offering period. A total of 550,000 ADSs are available for sale under the ESPP as of June 30, 2020. As of June 30, 2020, $1.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.
Compensation expense
Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue - subscriptions	$1,031	$899	$1,279	$1,528
Cost of revenue - professional services	409	603	815	1,130
Sales and marketing	3,737	3,106	6,191	4,633
Research and development	2,715	3,186	5,672	5,418
General and administrative	3,332	2,762	7,596	4,537
Total share-based compensation expense	$11,224	$10,556	$21,553	$17,246
During fiscal year 2019, the Company decreased the estimated forfeiture rate as part of the Company’s annual assessment of the assumptions used in the calculation of share-based compensation expense. The adjustment resulted in higher expense recognized in periods subsequent to March 31, 2019.
As of June 30, 2020, the Company had $61.0 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.9 years.
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
The Company accrues estimates for resolution of legal proceedings when losses are probable and estimable. Although the results of legal proceedings and claims are unpredictable, the Company believes that there is less than a reasonable possibility that the Company will incur a material loss with respect to such legal proceedings and claims. As a result, the Company has not recorded an accrual for such contingencies as of June 30, 2020.
9. Income Tax
The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate after discrete items was (0.2)% and (0.3)% for the three months ended June 30, 2020 and 2019, respectively, and (0.2)% and 0.1% for the six months ended June 30, 2020 and 2019, respectively.
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
10. Related Party Transactions
As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. As of June 30, 2020, the debt has been completely paid. There are no other material related party transactions that require disclosure.
11. Subsequent events
On August 4, 2020, Michael Tuchen resigned as a member of Talend's Board of Directors. Mr. Tuchen will continue to provide consulting services to Talend and continue to vest stock awards granted under existing grant agreements. The Company will recognize the share-based compensation expense related to these awards over the service period.

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
•Our expectation that as organizations adopt and scale out deployments of modern data technologies such as cloud data warehouses, machine learning, and big data processing, they will continue to use Talend to facilitate the integration of these technologies within their IT environments;
•Our plans to expand our non-U.S. presence to address the needs of our global customers and to acquire customers in new geographies;
•Our plans to invest in new product development, adding new features and services, increasing functionality, and enhancing our integration cloud infrastructure, which will increase research and development expenses in absolute dollars;
•Our plans to continue to invest additional resources in our cloud-based offerings and services and increased cost of third-party cloud infrastructure and hosting;
•The sufficiency of our security measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage;
•Our expectation that, over time, more of our existing customers will have subscription contracts with Annual Recurring Revenue, or ARR, of $0.1 million or more;
•Our expectation that our dollar-based net expansion rate will potentially decline as we scale our business and as a result of IT spending constraints in the current economic environment;
•Our expectation that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue;
•Our expectation that our cloud integration business will grow as a percentage of revenue;
•Our expectation regarding the impact of risks related to foreign currency exchange rates and whether we will enter into derivative or hedging transactions;
•Our expectation that professional services revenue will decline as we work with more systems integrators and as our cloud-based offerings increase;
•Our expectation that we will continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events, which may affect our sales and marketing costs in a particular quarter;
•Our expectation that research and development expenses will increase in absolute dollars as we invest in building the necessary employee and system infrastructure required to enhance existing and support development of new technologies and the integration of acquired businesses and technologies;
•Our plan to invest in training and retention of our sales team;
•Our expectations about changes in our general and administrative expenses as we invest in our infrastructure and incur additional employee-related costs and professional fees related to the growth of our business;
•Our expectations regarding the impact of the novel coronavirus, or COVID-19, pandemic on economic activity, IT spending, and financial markets;
•Our expectations regarding the impact of the COVID-19 pandemic and the related responses by governments and private industry on our business and financial condition, as well as our customers and partners; and
•Our expectation that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, enhance our product and services offerings, broaden our installed customer base, expand our sales channels, expand our operations and hire additional employees.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. You should read thoroughly this Quarterly Report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.
Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: general economic conditions, including the impact on economic activity of the COVID-19 pandemic; the impact of COVID-19 on demand for our solutions, on our operations, and on our partners, vendors, customers, and employees; our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud integration products; our ability to successfully manage our transition to cloud-based products and a cloud oriented sales model; the impact of the transition to cloud on our professional services revenue; our ability to successfully manage our leadership transition; our ability to successfully expand into our existing markets and into new domestic and international markets; our long and unpredictable sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for cloud integration products; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our cloud solutions; our ability to deliver high-quality professional services and customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to hire, train and retain highly skilled and qualified employees, including senior level managers and engineers, and our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; any disruption in or fraudulent or unauthorized access to our information technology systems and production environment, including a breach of cybersecurity; our ability to comply with existing and modified or new government laws and regulations, including privacy, security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; natural, man-made and other disasters, including pandemics; exposure to political, economic and social events in France, the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; our estimates and judgments relating to our critical accounting policies; and changes in accounting principles generally accepted in the United States.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We had 1,322 employees as of June 30, 2020 and we plan to continue to grow our employee base to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.
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
We generate the majority of our revenue from subscriptions of our commercial solution Talend Data Fabric. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 86% of our total revenue in the year ended December 31, 2018, to 88% in the year ended December 31, 2019, to 90% in the six months ended June 30, 2020.
COVID-19 Update
COVID-19 was first reported in December 2019, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level, and the WHO characterized COVID-19 as a pandemic on March 11, 2020. Across the United States and the world, national and local governments instituted measures in an effort to control the spread of COVID-19. Our first priority remains ensuring the safety and health of our employees, customers and others with whom we partner in conducting our business. In response to the pandemic, and in line with guidance provided by government agencies and international organizations, we temporarily closed our offices and requested our employees work remotely, suspended all non-essential travel and activated our business continuity plan so we can continue to support customers while protecting our employees. We continue, in the vast majority of instances, to operate our business remotely. We have also moved all in-person customer-facing events to virtual ones. To date, the pandemic, which has affected nearly all regions around the world, and preventive measures taken to contain or mitigate the pandemic, are adversely impacting economic activity and have caused and may continue to cause significant disruptions in the financial markets. The COVID-19 pandemic and resulting economic uncertainty has negatively impacted our business and we anticipate that it will continue to have an adverse impact on our results of operations and financial performance. We cannot predict with any certainty the degree to, or the time period over, which we will be affected by this pandemic.

While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our operations, financial condition, liquidity and capital and financial resources; however, the situation is rapidly changing and hard to predict and actual results may differ materially from our current expectations. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, particularly because the full extent to which the COVID-19 pandemic may impact our results of operations and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have experienced and expect to continue to experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impacts from reduced IT budgets of customers and potential customers resulting in deferred purchase decisions, delayed implementation of our products, reduced renewals of subscriptions by existing customers, challenges in creating sales pipeline in the absence of in-person marketing events, and decreases in software license sales driven by channel partners. We have seen and may see in the future a slowing in our collections of outstanding accounts receivable and requested changes in billing terms from some of our customers. Moreover, because of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. There has been no impact to our financial reporting systems, internal control over financial reporting, or any disclosure controls or procedures.
Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and levels of disposable income, increased and prolonged unemployment or a decline in business confidence and business investment as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and others in response to the pandemic, all of which continue to evolve and remain uncertain at this time. We have established a task force to actively monitor the ongoing COVID-19 pandemic situation and provide updates, current information, and support to our employees. We remain committed to serving our customers’ needs and to providing creative and flexible customer support. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, and shareholders. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
The following table summarizes ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since June 30, 2019. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. We calculate ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The growth rate as of June 30, 2020 was driven by strong demand for our cloud-based solutions. During the three months ended June 30, 2020, our ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result from the COVID-19 pandemic.

(Dollars in thousands)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Total ARR	$218,021	$224,761	$243,137	$245,943	$255,926
Actual FX rates growth rates	28%	24%	23%	20%	17%
Constant Currency growth rate	29%	27%	23%	22%	19%
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
Cloud Annual Recurring Revenue
We believe disclosing Cloud Annual Recurring Revenue (“Cloud ARR”) provides greater clarity into our results because it is not affected by accounting changes, or contract duration. Furthermore, the majority of new ARR comes from cloud and providing the metric will enable investors to better understand our progress in our shift to cloud. Our management uses Cloud ARR to monitor the growth of our cloud subscription business. Cloud ARR represents the annualized recurring value of all active cloud-based subscription contracts at the end of a reporting period and excludes OEM sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our Cloud ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.
The following table summarizes Cloud ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since June 30, 2019. We calculate Cloud ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. Cloud ARR growth rate as of June 30, 2020 was driven by strong demand for our cloud-based solutions. During the three months ended June 30, 2020, our Cloud ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result from the COVID-19 pandemic.

(Dollars in thousands)	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Cloud ARR	$32,923	$41,146	$53,895	$61,082	$74,992
Actual FX rates growth rates	329%	310%	179%	150%	128%
Constant Currency growth rate	334%	319%	179%	154%	130%
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
The table below shows our subscription revenue growth rate on both an actual and constant currency basis for the past five quarters, calculated against the corresponding quarter in the prior year. We calculate revenue on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period. Headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic may impact subscription revenue growth.

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Actual FX rates	24%	23%	21%	22%	16%
Constant Currency	28%	26%	22%	24%	17%
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
The following table summarizes on a quarterly basis since June 30, 2019 the number of customers that have, as of the end of the relevant period, ARR of $0.1 million or more.

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Customers count	531	540	593	598	614
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
The following table summarizes our quarterly dollar-based net expansion rate since July 1, 2019 on both an actual and constant currency basis. We calculate dollar-based net expansion rate on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Actual FX rates	114%	110%	108%	109%	108%
Constant Currency	117%	113%	111%	111%	110%
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
The table below shows our free cash flow for each of the three and six months ended June 30, 2020 and 2019, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). We expect free cash flow during fiscal year 2020 to be negatively affected by headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash from (used in) operating activities	$(15,099)	$2,165	$(12,251)	$(5,621)
Less: Acquisition of property & equipment	716	957	3,165	1,544
Free Cash Flow	$(15,815)	$1,208	$(15,416)	$(7,165)

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated statements of operations
Revenue
Subscriptions	$60,885	$52,615	$121,794	$102,480
Professional services	6,853	7,690	14,063	15,491
Total revenue	67,738	60,305	135,857	117,971
Cost of revenue (1)
Subscriptions	8,947	8,484	16,971	15,806
Professional services	6,259	7,275	13,000	15,153
Total cost of revenue	15,206	15,759	29,971	30,959
Gross profit	52,532	44,546	105,886	87,012
Operating expenses (1)
Sales and marketing	39,531	34,528	77,784	69,188
Research and development	17,639	16,577	33,573	31,435
General and administrative	14,997	11,616	30,652	22,028
Total operating expenses	72,167	62,721	142,009	122,651
Loss from operations	(19,635)	(18,175)	(36,123)	(35,639)
Interest income (expense), net	(1,922)	(4)	(3,727)	(6)
Other income (expense)	67	(230)	265	(585)
Loss before benefit (provision) for income taxes	(21,490)	(18,409)	(39,585)	(36,230)
Provision for income taxes	(19)	(115)	(66)	(39)
Net loss for the period	$(21,509)	$(18,524)	$(39,651)	$(36,269)
________________________________________
(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue - subscriptions	$1,031	$899	$1,279	$1,528
Cost of revenue - professional services	409	603	815	1,130
Sales and marketing	3,737	3,106	6,191	4,633
Research and development	3,621	4,099	7,486	7,247
General and administrative	3,744	3,174	8,421	5,363
Total share-based payment and amortization of acquired intangibles expense	$12,542	$11,881	$24,192	$19,901

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Subscriptions	90%	87%	90%	87%
Professional services	10%	13%	10%	13%
Total revenue	100%	100%	100%	100%
Total cost of revenue	22%	26%	22%	26%
Gross profit	78%	74%	78%	74%
Operating expenses
Sales and marketing	58%	57%	57%	58%
Research and development	26%	28%	25%	27%
General and administrative	23%	19%	23%	19%
Total operating expenses	107%	104%	105%	104%
Loss from operations	(29)%	(30)%	(27)%	(30)%
Interest income (expense), net	(3)%	—%	(2)%	—%
Other income (expense)	—%	—%	—%	—%
Loss before benefit (provision) for income taxes	(32)%	(30)%	(29)%	(30)%
Provision for income taxes	—%	—%	—%	—%
Net loss for the period	(32)%	(30)%	(29)%	(30)%
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Subscriptions	$60,885	$52,615	$8,270	16%	$121,794	$102,480	$19,314	19%
Professional services	6,853	7,690	$(837)	(11)%	14,063	15,491	$(1,428)	(9)%
Total revenue	$67,738	$60,305	$7,433	12%	$135,857	$117,971	$17,886	15%
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
Total revenue increased $7.4 million, or 12%, for the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase in revenue was attributable to an increase in subscription revenue, partially offset by a decrease in professional services revenue.
Subscription revenue increased $8.3 million, or 16%, for the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase in subscription revenue was primarily attributable to greater demand for our cloud-based solutions, which grew by over 100% in the three months ended June 30, 2020 compared to the corresponding period in 2019.

Professional services revenue decreased $0.8 million, or 11%, for the three months ended June 30, 2020 compared to the corresponding period in 2019, primarily due to lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales. Customers of our cloud-based solutions typically have lower demand for our professional services.
Total revenue increased $17.9 million, or 15%, for the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase in revenue was attributable to an increase in subscription revenue, partially offset by a decrease in professional services revenue.
Subscription revenue increased $19.3 million, or 19%, for the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase in subscription revenue was primarily attributable to greater demand for our cloud-based solutions.
Professional services revenue decreased $1.4 million, or 9%, for the six months ended June 30, 2020 compared to the corresponding period in 2019, primarily due to lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales. Customers of our cloud-based solutions typically have lower demand for our professional services.
Subscription revenues by geography were as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Americas	$28,503	$23,289	$5,214	22%	$56,076	$46,526	$9,550	21%
EMEA	25,380	23,871	1,509	6%	52,082	46,502	5,580	12%
Asia Pacific	7,002	5,455	1,547	28%	13,636	9,452	4,184	44%
Total subscription revenue	$60,885	$52,615	$8,270	16%	$121,794	$102,480	$19,314	19%
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of subscription	$8,947	$8,484	$463	5%	$16,971	$15,806	$1,165	7%
Cost of professional services	6,259	7,275	(1,016)	(14)%	13,000	15,153	(2,153)	(14)%
Total cost of revenue	$15,206	$15,759	$(553)	(4)%	$29,971	$30,959	$(988)	(3)%
Gross Profit	$52,532	$44,546	$7,986	18%	$105,886	$87,012	$18,874	22%
Gross Margin	78%	74%			78%	74%
Cost of subscription revenue consists primarily of employee-related costs, including salaries and bonuses, share-based payment expense and employee benefit costs associated with our customer support organization. It also includes expenses related to hosting and operating our cloud infrastructure, licensing of third-party intellectual property and related overhead. We intend to continue to invest additional resources in our cloud-based offering and services and expect that the cost of third-party infrastructure and hosting fees will increase over time as we sell more of our cloud-based products.
Cost of professional services revenue consists primarily of personnel costs for employees including salaries and bonuses, share-based payment expense and employee benefit costs and fees to external consultants associated with our professional service contracts, travel costs and allocated shared costs.
Total cost of revenue for the three months ended June 30, 2020 decreased $0.6 million, or 4%, compared to the corresponding period in 2019 driven by lower cost of professional services revenue partially offset by higher cost of subscription revenue.
Cost of subscription revenue increased $0.5 million, or 5%, for the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase in hosting support costs for our cloud-based offerings of $0.6 million as a result of the increase of purchases of our cloud solutions.
Cost of professional services revenue decreased $1.0 million, or 14%, for the three months ended June 30, 2020 compared to the corresponding period in 2019, primarily due to a decrease of $0.6 million in travel and entertainment expenses due to the impact of COVID-19 and a decrease in consultant fees of $0.4 million as a result of lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales.
Total cost of revenue for the six months ended June 30, 2020 decreased $1.0 million, or 3%, compared to the corresponding period in 2019 driven by lower cost of professional services revenue partially offset by higher cost of subscription revenue.
Cost of subscription revenue increased $1.2 million, or 7%, for the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase in hosting support costs for our cloud-based offerings of $1.5 million as a result of the increase of purchases of our cloud solutions. This increase was partially offset by a decrease of $0.5 million in travel and entertainment expenses due to the impact of COVID-19.
Cost of professional services revenue decreased $2.2 million, or 14%, for the six months ended June 30, 2020 compared to the corresponding period in 2019, primarily due to a decrease of $1.1 million in travel and entertainment expenses due to the impact of COVID-19, a decrease in employee compensation expenses of $0.5 million, which resulted from a decrease in headcount, and a decrease of $0.5 million in consultant fees as a result of lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Sales and Marketing	$39,531	$34,528	$5,003	14%	$77,784	$69,188	$8,596	12%
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
Sales and marketing expenses increased $5.0 million, or 14%, in the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $5.3 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation. Higher marketing costs, allocations of IT-related costs and other costs also contributed $0.9 million to increased expenses. These increases were partially offset by a decrease in travel and entertainment expenses of $1.4 million due to the impact of COVID-19.
Sales and marketing expenses increased $8.6 million, or 12%, in the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $9.0 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation. Higher marketing costs, allocations of IT-related costs and other costs also contributed $2.0 million to increased expenses. These increases were partially offset by a decrease in travel and entertainment expenses of $2.7 million due to the impact of COVID-19.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Research and Development	$17,639	$16,577	$1,062	6%	$33,573	$31,435	$2,138	7%
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
Research and development expenses increased $1.1 million, or 6%, in the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $1.8 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation. This increase was partially offset by a decrease in office and other operational costs of $0.7 million.

Research and development expenses increased $2.1 million, or 7%, in the six months ended June 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $3.2 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation. Higher allocations of IT-related costs also contributed $0.3 million to increased expenses. These increases were partially offset by a decrease in office and other operational costs of $1.5 million.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
General and Administrative	$14,997	$11,616	$3,381	29%	$30,652	$22,028	$8,624	39%
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
General and administrative expenses increased $3.4 million, or 29%, in the three months ended June 30, 2020, compared to the corresponding period in 2019. The increase was primarily due higher employee compensation expenses of $1.8 million, professional fees of $1.6 million and software license costs of $0.4 million. These increases were partially offset by a decrease in travel and entertainment expenses of $0.3 million due to the impact of COVID-19 and allocations of IT-related costs of $0.4 million.
General and administrative expenses increased $8.6 million, or 39%, in the six months ended June 30, 2020, compared to the corresponding period in 2019. The increase was primarily due higher employee compensation expenses of $5.5 million, professional fees of $3.1 million, software license costs of $0.9 million and insurance costs of $0.6 million. The increase in employee compensation expense is due to an increase in employee headcount, fees incurred in connection with reorganizational activities, and share-based compensation expense related to one-time impact of adjustments to the performance metrics of performance-based stock units granted in 2019 as part of the annual executive equity incentive cycle. These increases were partially offset by allocations of IT-related costs and other costs of $1.2 million and a decrease in travel and entertainment expenses of $0.4 million due to the impact of COVID-19.
Interest income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest income (expense), net	$(1,922)	$(4)	$(1,918)	NM	$(3,727)	$(6)	$(3,721)	NM
Interest income (expense), net consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs, and interest income from our investments in money market securities.
Interest income (expense), net changed unfavorably by $1.9 million in the three months ended June 30, 2020, compared to the corresponding period in 2019. The change was primarily due to $1.9 million of contractual interest expense and amortization of debt discount and issuance costs from the issuance of our 1.75% Convertible Senior Notes due September 1, 2024, or our 2024 Notes.
Interest income (expense), net changed unfavorably by $3.7 million in the six months ended June 30, 2020, compared to the corresponding period in 2019. The change was primarily due to $3.9 million of contractual interest expense and amortization of debt discount and issuance costs from the issuance of our 1.75% Convertible Senior Notes due September 1, 2024, or our 2024 Notes.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$67	$(230)	$297	NM	$265	$(585)	$850	NM

Other income (expense), net changed favorably by $0.3 million in the three months ended June 30, 2020, compared to the corresponding period in 2019. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.
Other income (expense), net changed favorably by $0.9 million in the six months ended June 30, 2020, compared to the corresponding period in 2019. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.
Liquidity and Capital Resources

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash used in operating activities	$(12,251)	$(5,621)
Cash used in investing activities	(3,165)	(1,544)
Cash from financing activities	3,480	5,232
Net increase (decrease) in cash and cash equivalents	$(11,936)	$(1,933)
Through June 30, 2020, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. In 2019, we received net proceeds, after deducting discounts and commission to the initial purchasers and issuance expenses, of $147.5 million from the issuance of our 2024 Notes. In connection with the issuance of our 2024 Notes, we terminated our secured revolving credit facility. As of June 30, 2020, we had $165.0 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to the COVID-19 pandemic.
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
Operating Activities
During the six month period ended June 30, 2020, operating activities used $12.3 million in cash as a result of net loss of $39.7 million and an unfavorable impact of $10.1 million from changes in working capital, primarily driven by decreases in deferred revenue and accrued expenses and other current liabilities and an increase in contract acquisition costs. These unfavorable changes were offset by non-cash charges of $37.5 million
During the six month period ended June 30, 2019, operating activities used $5.6 million in cash as a result of a net loss of $36.3 million, offset by non-cash charges of $29.3 million and a $1.4 million favorable impact from changes in working capital.
Investing Activities
Cash used in investing activities for the six month period ended June 30, 2020 was $3.2 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees and software licenses.
Cash used in investing activities for the six month period ended June 30, 2019 was $1.5 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.
Financing Activities
Cash from financing activities for the six month period ended June 30, 2020 was $3.5 million. Financing proceeds for the six month period ended June 30, 2020 was primarily driven by $1.9 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan. The proceeds were partially offset by $0.7 million of repayment of the Bpifrance loan.
Cash from financing activities for the six month period ended June 30, 2019 was $5.2 million. Financing proceeds for the six month period ended June 30, 2019 was driven by $2.9 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
For the six months ended June 30, 2020, approximately 54% of our revenue and approximately 55% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2019 approximately 54% of our revenue and approximately 56% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the periods ended June 30, 2020 and December 31, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company of approximately $3.3 million and $3.9 million, respectively.
Interest Rate Risk
We had cash and cash equivalents of $165.0 million and $177.1 million at June 30, 2020 and December 31, 2019, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A large majority of short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial statements during either of the periods ended June 30, 2020 and December 31, 2019.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The material weakness relates to the assumptions in the stand-alone selling price (SSP) model used to determine the allocation of the transaction price to each performance obligation of on-premise subscriptions, where we did not sufficiently maximize the use of observable inputs relating to the useful life of the intellectual property used in the SSP model for the on-premise subscription transactions.
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
Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic situation on our internal controls to minimize its effect on their design and operating effectiveness.
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
ITEM 1. LEGAL PROCEEDINGS.
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
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described below and all other information contained in this Quarterly Report and the Annual Report on Form 10-K filed with the SEC on March 17, 2020. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the market price of the ADSs could decline. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. This Quarterly Report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” above.
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
The U.S. and global macroeconomic environment is currently being negatively affected by the COVID-19 pandemic. The current worldwide economic conditions attributable to the COVID-19 pandemic have made it challenging for our customers and us to forecast and plan future business activities accurately and has caused and could continue to cause customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In fact, a limited number of prospective customers have delayed or canceled planned purchases of our products and some existing customers reduced or have not renewed contracts in light of the COVID-19 pandemic, new IT budget approval processes, and current economic conditions. We anticipate that the current global macroeconomic conditions will result in slower revenue growth across our business as a result of fewer purchases by new customers, decisions by customers not to increase, or even decrease, the size of their contracts with us when their contracts are up for renewal, and lower renewal rates. Furthermore, during these challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to, among other things, increase our allowance for doubtful accounts, grant payment concessions or modify payment terms, which would harm our results of operations. For example, in March we saw an increase in the days outstanding of our accounts receivables and requests from certain customers for extended payment terms and flexibility. These trends stabilized and improved during the second quarter. However, at this time, we cannot ascertain the expected impact, if any, of the fluctuations we have observed in days outstanding and extended or more flexible payment terms for certain of our customers on our future results of operations, cash flows or financial condition. We have a significant number of customers in industries highly impacted by the COVID-19 pandemic, including the travel and hospitality, retail, and energy industries. Current macroeconomic conditions have caused and may cause firms in certain of these and any other impacted industries to react to current economic conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in industries affected by current macroeconomic conditions may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors may respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.
We cannot predict the timing, depth or duration of the current economic slowdown, generally or within any particular geographic region or industry. If the economic conditions of the general economy or industries in which we operate remain subdued or worsen from present levels, our business, results of operations, financial condition and cash flows could be adversely affected.
The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, COVID-19 was reported in China, in January 2020 the WHO declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the rapidly evolving situation relating to the spread of COVID-19 and relevant government orders, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are generally requiring all employees around the globe to work remotely. We continue to monitor and safeguard our systems, networks and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, networks, and data upon which we rely. We also have suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. In addition, we hold in-person marketing events to generate sales leads for our products and restrictions on in-person gatherings have affected our marketing efforts by limiting them to virtual events and digital channels, which may not prove as effective at building sales leads. Further, some projects to assist our customers to implement our software also require presence at the customer’s site and as a result some implementation projects have been and others in the future may be delayed. In addition, current social distancing measures could: negatively affect our sales efforts and our ability to enter into customer contracts in a timely manner; slow down our recruiting efforts; challenge our ability to effectively onboard new hires; or create operational or other challenges. Any of the foregoing could harm our business and results of operations. We continue to monitor the situation and will adjust our current policies as the COVID-19 pandemic evolves and public health and other government officials issue additional guidance or orders. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of certain of our customers, channel partners, resellers and systems integrators for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchase decisions, extended payment terms, and postponed or canceled projects, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic is adversely affecting economies and financial markets globally. The impacts of the global COVID-19 pandemic on the broader global economy have been swift, dramatic and unpredictable. The latency and duration of these impacts are diverse across geographies and jurisdictions in which we market and sell our solutions. We have had a limited number of planned purchases of our solutions delayed or canceled because of current economic conditions and may in the future see reduced demand for our solutions. We or our customers may also experience increased costs associated with security of our infrastructure and data, as the increase in remote work has also increased the surface area potentially vulnerable to cyberattack. As a result of these factors, the current COVID-19 pandemic and economic conditions may adversely affect demand for our solutions and may harm our business and results of operations. It is not currently possible to estimate with any reasonable certainty the precise impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration and spread of the pandemic, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners, and vendors.
We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.

We have incurred losses in all years since our inception. We incurred a net loss of $39.7 million in the six months ended June 30, 2020, $61.5 million in the year ended December 31, 2019 and $39.0 million in the year ended December 31, 2018. As a result, we had accumulated losses of $318.2 million as of June 30, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to develop our technology, enhance our product and service offerings, broaden our installed customer base, expand our sales channels, expand our operations and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire or renew subscriptions with customers, particularly large enterprise customers, a failure to capitalize on growth opportunities or the impact of the COVID-19 pandemic and macroeconomic conditions on IT spending. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or improving cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our products over the last few years. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have historically experienced significant revenue growth, we may not achieve similar revenue growth in future periods or at all. Our employee headcount and number of customers have increased significantly, and although our near-term headcount growth was recalibrated in light of current economic conditions, over time we expect to continue to grow our headcount significantly. The growth and expansion of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and our growth strategy is dependent upon increased sales to these large enterprise customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.
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
Our future success depends, in part, on our ability to sell our subscriptions to new customers and to expand the deployment of our platform with existing customers by selling additional subscriptions. As a result, we may be required to use increasingly sophisticated and costly sales efforts to differentiate our offerings from those of our competitors, which may not result in additional sales. In addition, the rate at which our customers purchase additional subscriptions depends on a number of factors, including the perceived need for additional data integration and integrity products, evolving sales strategies as well as general economic conditions. We expect the current economic situation will make it more challenging to sell our subscriptions to new customers. Some industries particularly impacted by the COVID-19 pandemic, including travel and hospitality, retail, and energy, have significantly cut or eliminated capital expenditures at this time. If we are unable to build new relationships with those verticals during the pandemic, that could harm our customer base later. Even if we are able to convince a potential customer of the benefits of our solution, they may choose to adopt our competitors’ offerings instead. If our efforts to sell additional subscriptions to our customers are not successful, our business may suffer.
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
Our growth strategy is significantly dependent upon increasing sales of our solution to new and existing large enterprise customers, particularly when such sales result in large orders for our solution. Sales to these large enterprise customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers, which can act as a disincentive to our sales team to pursue these larger customers. These risks include:

•Competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers;
•Increased purchasing power and leverage held by large enterprise customers in negotiating contractual arrangements with us;
•More stringent requirements in our support services, including demand for quicker support response times and penalties for any failure to meet support requirements; and
•Longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our solutions.
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
We utilize in-person marketing events to educate potential customers about our solutions and generate sales leads. In light of social distancing measures implemented to combat the COVID-19 pandemic, we have been unable to hold in-person marketing events and attend trade shows and instead have had to rely on virtual-only events. We do not have a history of utilizing virtual-only events to such a large extent. As a result, our virtual-only events have not been and may continue to not be as successful in creating an interest in our solutions or generating sales leads as our in-person events and our marketing team will need to continue to make adjustments as it adapts. If our virtual-only marketing efforts are not as successful as our in-person marketing events, then our results of operations and cash flows could be adversely affected.
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
Further, competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have substantial presence and need for highly skilled personnel. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. In addition, we have experienced difficulty, and in the future may not be successful, in attracting or integrating qualified personnel to fulfill our current or future needs. We recalibrated our hiring plans in response to the economic impacts of the COVID-19 pandemic, which could put a strain on our existing workforce and result in increased attrition, which could adversely affect our ability to execute our business strategy. Moreover, if we fail to fill positions essential to executing and achieving our strategic plans and objectives, whether because of our recalibrated hiring plans or an inability to recruit and attract talent, we may fail to execute and achieve them, which could adversely affect our business, financial condition and results of operation. Temporary office closures and travel restrictions as a result of the COVID-19 pandemic could make it more difficult to onboard new employees, provide trainings and integrate them into our workforce, which could adversely affect the productivity of our employees and our business.
Interruptions or performance problems associated with our technology and infrastructure, such as security incidents, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.
Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters or fraud or security incidents, such as ransomware attacks. Our use and distribution of open source software or remote work arrangements may increase this risk. If our website is unavailable, our users are unable to use our products or download our tools, we fail to satisfy contractual obligations guaranteeing minimum availability rates, or users or prospective users are unable to order subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our subscription offerings and the difficulty in making short-term adjustments to our operating expenses. Our results of operations depend in large part on sales to larger subscription customers and increasing sales to existing customers. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscription offerings, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Particularly for larger enterprise customers, the sales cycle can be longer and require additional resources as these customers may undertake an evaluation process and we may spend substantial time, effort and money in these sales efforts. Additionally, product purchases by larger organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Larger enterprise customers may also have longer implementation cycles and require greater product functionality or support. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In fact, as a result of current economic conditions, we have had a limited number of expected sales delayed or canceled as potential customers reevaluate their IT spending budgets or implement additional approval processes. In the future, we may experience delays and cancellations as a result of any current or future recession. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and our revenue for any future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if we are unable to convert large enterprise customers and our revenue falls below our expectations in a particular quarter, which could cause the price of our ADSs to decline.
We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for a significant portion of our revenue, comprising 90% of total revenue in the six months ended June 30, 2020, 88% in the year ended December 31, 2019 and 86% in the year ended December 31, 2018. We have experienced fluctuations in our renewal rates, particularly with respect to our cloud-based products. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels, including as a result of COVID-19 pandemic induced economic weakness. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.
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
We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the six months ended June 30, 2020, the majority of our subscription revenues were derived from the renewals of existing subscription agreements or from the transition of our current on-premise customers to our cloud offering. As a result, achieving a high renewal rate of our subscription agreements, particularly with our large enterprise customers, is critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates have in the past, and may in the future, decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, the capabilities of competing products, the introduction of competing technologies, our product uptime or latency, the pricing of our or competing products, and changes in IT budgets and macroeconomic conditions, including the current downturn resulting from the COVID-19 pandemic. Moreover, if we experience difficulties assisting customers with the successful implementation of new projects, including as a result of COVID-19 social distancing measures, our renewal rates may be adversely affected. In addition, any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy, including as a result of the COVID-19 pandemic, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ willingness or ability to renew their subscription agreements. Even if our customers renew their subscriptions, they may renew for lower subscription amounts or for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, particularly for our cloud-based products, so we may not accurately predict future renewal trends. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may grow more slowly than expected or decline.
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
•Cloud providers such as Amazon, Google and Microsoft, which offer their own integration tools and services;
•Vendors from other related markets (for example, SnapLogic, a traditional integration platform as a service vendor, and MuleSoft and Boomi, API providers) entering into the data integration and integrity market;
•Early-stage, cloud native, niche data integration technologies, including Fivetran and Matillion; and
•Hand-coded, custom data integration solutions built internally by organizations that we target as potential customers.
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
The software and professional services we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors or not perform as contemplated, especially when first introduced. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software, all of which could negatively impact our business and operating results and materially damage our reputation and brand. As the use of our solution, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as advertised or contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources and capital to address these problems.
Our standard form agreements with our customers typically contain provisions intended to limit both the types of claims for which we would be liable and the maximum amount of our liability. However, some of our customers require us to accept contract terms that do not include the same limitations. Additionally, any limitation of liability provisions that may be contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any liability claims to date with respect to defects, security vulnerabilities, errors, or performance failures, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability, subject to applicable deductibles, may not be adequate to cover a potential claim, and if we experienced a significant incident that impacted many customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
A breach of our security measures or unauthorized access to private or proprietary data, or a perception that any security breach or other incident has occurred, may result in our software being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.
Our products involve the processing of large amounts of our customers’ sensitive and proprietary information, as well as personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information, and personal data and personal information, in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data. While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage of our cloud-based services, we have experienced and may in the future experience, security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our customers’ data. Further, security breaches and other security incidents may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. We may be more susceptible to security breaches and other security incidents while social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 pandemic because we have less capability to implement, monitor and enforce our information security and data protection policies.
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
We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we expect our costs will increase as we make improvements to our systems and processes to prevent future breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents. Moreover, we could be required to expend significant capital and other resources to address the incident and any future data security incident or breach.
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
Further, any limitations of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts may not be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, subject to applicable deductibles, if we experienced a widespread security breach or other incident that impacted a significant number of our customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
In September 2019, we received net proceeds of $149.1 million (after deducting the initial purchasers’ discount) from the issuance of the 2024 Notes. To that end, we expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2020 as we intend to make investments in our business in order to support our growth. We have a history of negative cash flow from operating activities and as a result may need to raise additional funds in the future or we may elect to raise additional capital to fund investments in our business or strategic investments. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. In addition, we expect that our status as a French entity and our ADS structure may negatively impact the trading volume of our ADSs, which may harm our ability to access capital from the public markets. If we raise additional capital by issuing equity or securities convertible into equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and underlying ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•Develop or enhance our products and professional services;
•Continue to expand our sales and marketing and research and development organizations;
•Acquire complementary technologies, products or businesses;
•Expand operations in the United States or internationally;
•Hire, train and retain employees; or
•Respond to competitive pressures or unanticipated working capital requirements.
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
As of June 30, 2020, we had 1,322 full-time employees, of whom approximately 37% were located in the United States, 28% were located in France, 7% were located in Germany, 7% were located in China and 7% were located in the United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.
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
A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but there can be no assurance that these steps will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. The COVID-19 pandemic and related mitigation measures may adversely affect the ability of our channel partners to sell our products, which could adversely affect our results of operations. Moreover, if we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We may not retain these channel partners and may not be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.
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
We operate on a December 31 fiscal year end and believe that there are seasonal factors which may cause us to experience lower levels of sales in our first fiscal quarter ending March 31 as compared with other quarters. We believe that this seasonality results from a number of factors, including:
•Companies using their IT budget at the end of the calendar year resulting in higher sales activity in the quarter ending December 31;
•Sales personnel being compensated on annual plans and finalizing sales transactions in the quarter ending December 31, thereby exhausting most of their sales pipeline for the quarter ending December 31; and
•Recruiting sales personnel primarily in the first and second quarters, which leads to greater sales productivity in the second half of the fiscal year.
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
Factors that may cause fluctuations in our quarterly financial results include, but are not limited to, those listed below:
•Our ability to attract and retain new customers;
•The addition or loss of enterprise customers;
•Our ability to successfully expand our business domestically and internationally;
•Our ability to gain new channel partners and retain existing channel partners;
•Our ability to successfully integrate new leadership team members within our organization;
•Fluctuations in the growth rate of the overall market that our solution addresses;
•Fluctuations in the mix of our revenue;

•The amount of subscription revenue that we recognize ratably as the proportion of our business represented by cloud increases;
•The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
•Network outages or performance degradation of our cloud service;
•Actual or perceived security breaches and incidents;
•General economic, industry and market conditions;
•Travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat the COVID-19 pandemic, and their effects on economic, industry and market conditions, IT spending budgets and our ability to conduct business;
•Customer renewal rates;
•Increases or decreases in the number of elements of our subscription offerings or pricing changes upon any renewals of customer agreements;
•Changes in our pricing policies or those of our competitors;
•The budgeting cycles and purchasing practices of customers;
•Decisions by potential customers to purchase alternative solutions from larger, more established vendors, including from their primary software vendors;
•Decisions by potential customers to develop in-house solutions as alternatives to our platform;
•Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our software and services;
•Delays in our ability to implement our customers’ orders;
•Seasonal variations in sales of our solution;
•The cost and potential outcomes of future litigation or other disputes;
•Future accounting pronouncements or changes in our accounting policies;
•Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•Fluctuations in share-based compensation expense;
•Fluctuations in foreign currency exchange rates;
•The timing and success of new products, features and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•The timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•Other risk factors described in this Quarterly Report.
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
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trade secrets, trademarks, copyrights, contractual restrictions, patents and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. In fact, in the past we have experienced breaches into our information technology systems that could have resulted in unauthorized access to our intellectual property. As a result of past breaches or a failure in the future to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2020, we had two issued patents. If we decide to seek further patent protection in the future, we may be unable to obtain any patent protection for our technology. In addition, our issued patent and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of June 30, 2020, we had two issued patents. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•Cease selling or using products that incorporate the intellectual property that we allegedly infringe;
•Make substantial payments for legal fees, settlement payments or other costs or damages;
•Obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•Redesign the allegedly infringing products to avoid infringement, which could be costly, time-consuming or impossible.
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
As a business associate we are subject to the privacy, security, data breach notification, and enforcement rules (the “HIPAA Rules”) promulgated pursuant to HIPAA by the Department of Health and Human Services, or HHS, as well as similar state medical information privacy laws. In addition to contractual obligations with our customers that are covered entities or business associates, should we be deemed in violation of the HIPAA Rules as a result of an audit from HHS, we may be exposed to civil and criminal liabilities. State Attorneys General also have the authority to bring civil actions on behalf of state residents for violations of the HIPAA Rules and equivalent state law, obtain damages on behalf of state residents, or to enjoin further violations of the HIPAA Rules and state law.
At the state level, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new features.
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
Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses approved by the European Commission, or SCCs, and our certifications under the EU-US and Swiss-US Privacy Shield Frameworks. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the SCCs. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks and SCCs have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.
The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
The GDPR also gave more weight to other existing European Union data protection rules, and in particular the Privacy and Electronic Communications Directive 2002/58/EC (or ePrivacy Directive), which regulates electronic marketing activities in the EEA. The ePrivacy Directive has strict rules restricting communication with individuals for marketing purposes, and these rules have been implemented heterogeneously by European Union member states. To comply with local legal requirements, we have incurred significant costs to attempt to ensure that our electronic marketing activities are (1) adapted to the legal framework of the relevant European Union member state in which we are sending electronic marketing communication, and (2) updated regularly to address changes in local case law and, as appropriate, privacy recommendations from local authorities. Failure to comply with the ePrivacy Directive and its implementing rules exposes us to additional reputational and financial risk under the GDPR.
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
During the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, total revenue generated outside of France and the Americas was 41.8%, 42.5% and 41.4% of our total revenue, respectively. Our primary research and development operations are located in France, the United States, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:
•Unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•Government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components and/or services to foreign persons;
•Changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
•Tariffs imposed by the U.S. government on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the European Union and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remains uncertain;
•Different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•Exposure to many onerous and potentially inconsistent privacy, security, and data protection laws and regulations, particularly in the European Union;
•Changes in a specific country’s or region’s political or economic conditions;
•The impact of pandemics and epidemics, like COVID-19, on global and regional economic conditions, international and domestic travel, and IT spending budgets;
•Deterioration of political relations between the United States and France, the United Kingdom, Germany and Japan, which could have a material adverse effect on our sales and operations in these countries;
•Challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•Risks resulting from changes in currency exchange rates and the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury and other similar trade protection regulations and measures in the United States or in other jurisdictions;
•Reduced ability to timely collect amounts owed to us by our clients in countries where our recourse may be more limited;
•Limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of our operations in other countries;
•Limited or unfavorable intellectual property protection;
•Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions; and
•Restrictions on repatriation of earnings.
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
A portion of our subscription agreements and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. As a result of the COVID-19 pandemic, foreign currency exchange rates have been and could continue to be subject to increased volatility. The strengthening of the U.S. dollar increases the real cost of our products to some of our customers outside of the United States where we price in U.S. dollar instead of local currency, leading to delays in the purchase of our products and the lengthening of our sales cycle. The U.S. dollar has strengthened against the euro since early 2018 and if the U.S. dollar continues to strengthen, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
Exposure to United Kingdom political developments, including the impact of “Brexit”, could have a material adverse effect on us.
On January 31, 2020, the United Kingdom left the European Union, which is commonly referred to as “Brexit”. The United Kingdom’s withdrawal from the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, for the foreseeable future, including while the United Kingdom negotiates terms of trade with the European Union and reviews and reforms regulations derived from its prior membership in the European Union.
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
We operate a research and development center in Beijing, China and may plan to continue to increase our presence in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:
•A government-controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
•Uncertainty regarding the validity, enforceability and scope of protection for intellectual property rights and the practical difficulties of enforcing such rights;
•Ability to secure our business proprietary information located in China from unauthorized acquisition;
•Extensive government regulation;
•Changing governmental policies relating to tax benefits available to foreign-owned businesses;
•A relatively uncertain legal system; and

•Instability related to continued economic, political and social reform.
Any actions and policies adopted by the government of the People’s Republic of China, particularly with regard to intellectual property rights, any prolonged slowdown in China’s economy, or increased restrictions related to the transfer of data pursuant to the Chinese Cyber Security Law could have an adverse effect on our business, results of operations and financial condition.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or foreign government sectors until we have attained the revised certification. Government demand and payment for our subscription offerings and professional services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our subscription offerings and professional services. The COVID-19 pandemic is expected to cause governments to run significant budget deficits, which may result in cuts to government budgets and adversely affect demand from government entities for our solutions.
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
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, digital services, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.
The various jurisdictions in which we have sales and operations have different rules and regulations governing sales and use, value added, digital services, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. For example, certain jurisdictions, such as the United Kingdom and France, have recently introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. Any tax assessments, penalties and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
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
As a French technology company, we have benefited from certain tax advantages, including, for example, the French research tax credit (crédit d’impôt recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded at the end of a three fiscal-year period, subject to certain conditions. The CIR is reflected as an offset to our research and development expense. It is calculated based on our claimed amount of eligible research and development expenditures in France and represented $0.5 million for 2019, $0.5 million for 2018 and $0.6 million for 2017. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in their view for the CIR benefit, in accordance with the French tax code (Code général des impôts) and the relevant official guidelines. If the French tax authority determines that our research and development programs do not meet the requirements for the CIR benefit, or that certain CIR rules were inconsistently applied, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope or the rate of, the CIR benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.
Catastrophic events or man-made problems may disrupt our business.
A significant natural disaster, such as an earthquake, fire or flood, or significant power outage could have an adverse impact on our business, results of operations and financial condition. Our functional corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, the San Francisco Bay Area has been subject to power blackouts to mitigate the risk of wildfires and our functional corporate headquarters could be subject to such blackouts, potentially for an extended period of time. In the event our or our channel partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets, such as revenue or cash flow, for a particular quarter. In addition, acts of terrorism, epidemics or pandemics, such as COVID-19, geopolitical unrest, or other man-made problems could cause disruptions in our business or the business of our channel partners, customers or the economy as a whole. Any disruption in the business of our channel partners or customers that affects sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. Further, if a natural disaster or man-made problem were to affect Internet service providers, this could adversely affect the ability of our customers to use our products. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in our inability to continue our operations, system interruptions, reputational harm, delays in our development activities, breaches of data security and loss of critical data, delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations would be adversely affected.
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
As of June 30, 2020, we had goodwill of $49.7 million and net intangible assets of $11.4 million, which in the aggregate represent 17% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.
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
In September 2019, we issued €139.8 million aggregate principal amount of the 2024 Notes. Further, we may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indenture governing the 2024 Notes, which we refer to as the indenture, from incurring additional indebtedness, securing existing or future debt, recapitalizing our debt or taking a number of other actions to increase our debt levels. Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments, including the 2024 Notes;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions
Servicing our debt, including the 2024 Notes, will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the 2024 Notes in cash or to repurchase the 2024 Notes upon a fundamental change, which could adversely affect our business and results of operations.
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
Our 2024 Notes are denominated in euros and the majority of the proceeds are held in euros as of June 30, 2020. We may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars in the future. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which lowers our reported financial results, and could adversely affect the trading price of our ADSs and the trading price of the 2024 Notes.
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
Provisions in the indenture for our 2024 Notes could discourage or make more difficult certain corporate actions. For example, if a “fundamental change” (as defined in the indenture for the 2024 Notes) occurs prior to the maturity date of the 2024 Notes, holders of the 2024 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2024 Notes. If a “make-whole fundamental change” (as defined in the indenture for the 2024 Notes) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2024 Notes for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the 2024 Notes prohibits us from engaging in certain mergers or acquisitions or sales of assets unless, among other things, the surviving entity assumes our obligations under the 2024 Notes.
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
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We believe that our stock is particularly susceptible to high volatility due to liquidity constraints and our average daily trading volume as a result of our ADS program. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Furthermore, the market price of our ADSs has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•Actual or anticipated fluctuations in our revenue and other results of operations;
•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•Failure of securities analysts to initiate or maintain coverage of us and our securities, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•Changes in operating performance and stock market valuations of subscription model companies or other technology companies, or those in our industry in particular;
•Lawsuits threatened or filed against us;
•General economic conditions and trends which are impacted by the COVID-19 pandemic;
•Results of our competitors; and
•Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
In addition, based on a Schedule 13G/A as of December 31, 2019, a holder of up to 1,612,895 shares, or 5.1% of our total ordinary shares, based on ordinary shares outstanding as of June 30, 2020, is entitled to rights with respect to registration of our ordinary shares pursuant to a shareholder agreement. If this holder of our ordinary shares, by exercising their registration rights, or through a sale exempt from registration, sells a large number of shares, it could adversely affect the market price for our ADSs. Furthermore, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of June 30, 2020. As a result, these shareholders, acting together or in parallel, could have a significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

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
Provisions contained in our By-laws, and the corporate laws of France, the country in which we are incorporated, could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In addition, provisions of French law and our By-laws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. These provisions include the following:
•Provisions of French law allowing the owner of 90% of the share capital or voting rights of a public company to force out the minority shareholders following a tender offer made to all shareholders are only applicable to companies listed on a regulated market in a Member State of the European Union or in another state party to the Agreement on the European Economic Area, including the main French stock exchange and will therefore not be applicable to us, unless we dual-list on such regulated market;
•A merger (i.e., in a French law context, a stock-for-stock exchange after which our company would be dissolved without being liquidated into the acquiring entity and our shareholders would become shareholders of the acquiring entity) of our company into a company incorporated in the European Union would require the approval of our board of directors as well as a two-thirds majority of the votes held by the shareholders present, represented by proxy or voting by mail at the relevant meeting;
•A merger of our company into a company incorporated outside of the European Union would require the unanimous approval of our shareholders;
•Under French law, a cash merger is treated as a share purchase and would require the consent of each participating shareholder;
•Our shareholders have granted and may grant in the future our board of directors’ broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors, including as a possible defense following the launching of a tender offer for our shares;
•Our shareholders have preferential subscription rights proportional to their shareholding in our company on the issuance by us of any additional shares or securities giving the right, immediately or in the future, to new shares for cash or a set-off of cash debts, which rights may only be waived by the extraordinary general meeting (by a two-thirds majority vote) of our shareholders or on an individual basis by each shareholder;
•Our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;
•Our board of directors can only be convened by its chairman or, when no board meeting has been held for more than two consecutive months, by directors representing at least one-third of the total number of directors;
•Our board of directors’ meetings can only be regularly held if at least half of the directors attend either physically or by way of videoconference or teleconference enabling the directors’ identification and ensuring their effective participation in the board of directors’ decisions;
•Under French law, a non-resident of France as well as any French entity controlled by non-residents of France may have to file a declaration for statistical purposes with the Bank of France (Banque de France) within 20 working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our share capital or voting rights or cross such 10% threshold;
•Under French law, certain investments in a French company relating to certain strategic industries by individuals or entities not residents in a Member State of the European Union are subject to prior authorization of the Ministry of Economy;
•Approval of at least a majority of the votes held by shareholders present, represented by a proxy, or voting by mail at the relevant ordinary shareholders’ general meeting is required to remove directors with or without cause;
•Advance notice is required for nominations to the board of directors or for proposing matters to be acted upon at a shareholders’ meeting, except that a vote to remove and replace a director can be proposed at any shareholders’ meeting without notice;
•Pursuant to French law, our By-laws, including the sections relating to the number of directors and election and removal of a director from office, may only be modified by a resolution adopted by a two-thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting; and
•Our shares take the form of bearer securities or registered securities, if applicable legislation so permits, according to the shareholder’s choice. Issued shares are represented by book entries in individual accounts opened with us or an authorized intermediary on our behalf or any authorized intermediary (depending on the form of such shares), in the name of each shareholder and kept according to the terms and conditions laid down by the legal and regulatory provisions and, in the case of an authorized intermediary, contractual provisions.
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
A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the historical and present value and composition of our assets, although not free from doubt, we do not believe we were a PFIC for the taxable year ended December 31, 2019, and we do not expect to be a PFIC for the current taxable year or in the foreseeable future. Because a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we could be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a U.S. holder holds ADSs, the U.S. holder may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each U.S. holder is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
2020 Free Share Plan Adoption
On August 4, 2020, the Company's board of directors approved the Company's 2020 Free Share Plan (the "Free Share Plan"), effective immediately.
The Free Share Plan, governed by French law, provides for the grant of free shares (restricted stock units) to the Company's employees and employees of any company or group in which the Company holds, directly or indirectly, 10% or more of the share capital or voting rights as of the date of grant. Specific participants in the Free Share Plan are determined at the discretion of the board of directors, subject to the terms of the Free Share Plan.
Pursuant to authority delegated by shareholders to the board of directors at the Company's June 30, 2020 Annual Combined General Meeting of shareholders (the "AGM"), the maximum number of ordinary shares that may be delivered and issued in satisfaction of awards under the Free Share Plan cannot exceed 2,300,000 shares, subject to certain adjustments.
The Free Share Plan is administered by the board of directors, which has the discretion, subject to applicable French law, and delegations of authority of the Company's shareholders, to determine (i) the terms, conditions and restrictions applicable to free shares granted to any participant and (ii) whether, to what extent, and under what circumstances an award of free shares may be settled, canceled, forfeited, exchanged, or surrendered. The board of directors has the authority to amend, alter, suspend, or terminate the Free Share Plan, subject to certain limitations.
Free shares vest at the times and upon the conditions as determined by the board of directors and as reflected in applicable grant award letters. The Free Share Plan generally requires a minimum one-year vesting period and requires that free shares that have been definitively acquired may not be sold or transferred before the second anniversary of the grant date pursuant to French law.
The summary of the Free Share Plan is qualified in its entirety by reference to the full text of the Free Share Plan, the English translation of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
2020 Stock Option Plan Adoption
On August 4, 2020, the Company's board of directors approved the Company's 2020 Stock Option Plan (the "Stock Option Plan"), effective immediately.
The Stock Option Plan, governed by French law, provides for the grant of stock options to individuals employed by the Company or its affiliates and to the Company's chairman of the board of directors, general manager and deputy general managers. Specific participants in the Stock Option Plan are determined at the discretion of the board of directors, subject to the terms of the Stock Option Plan.
Pursuant to authority delegated by the shareholders to the board of directors at the AGM, the maximum number of ordinary shares subject to stock options that may be issued in satisfaction of awards under the Stock Option Plan cannot exceed 2,300,000 shares, subject to certain adjustments. Under French law, the maximum number of shares issuable upon the exercise of outstanding employee stock options may not exceed one-third of the outstanding share capital on a non-diluted basis as of the date of grant.
The Stock Option Plan is administered by the board of directors, which has the discretion, subject to the terms of the Stock Option Plan, applicable French law, and delegations of authority of the Company's shareholders, to determine the recipients, dates of grant, exercise prices, number of shares underlying and the terms and conditions of the stock options, including their periods of exercisability and vesting schedules. The board of directors has the authority to amend, alter, suspend, or terminate the Stock Option Plan, subject to certain limitations.
The summary of the Stock Option Plan is qualified in its entirety by reference to the full text of the Stock Option Plan, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Amended and Restated 2017 Employee Stock Purchase Plan Adoption
On August 4, 2020, the Company's board of directors adopted amendments to the Amended and Restated 2017 Employee Stock Purchase Plan (as amended, the "Amended and Restated 2017 ESPP").
The amendments reflect that, pursuant to a delegation of authority to the board of directors granted by the shareholders at the AGM, the aggregate number of shares reserved for issuance under the Amended and Restated 2017 ESPP is 803,937 ordinary shares, nominal value €0.08 per share, each represented by one American Depositary Share ("ADS"), which consists of: (x) 550,000 ordinary shares (represented by ADSs) issuable from June 30, 2020 through and including December 30, 2021; and (y) the past issuance of 253,937 ordinary shares (represented by ADSs) under the Amended and Restated 2017 ESPP prior to June 30, 2020.
The summary of the Amended and Restated 2017 ESPP is qualified in its entirety by reference to the full text of the Amended and Restated 2017 ESPP, which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Amendments to the Company's By-laws (statuts)
On August 4, 2020, the Company's board of directors approve an update to Article 6 of the Company's By-laws (statuts), effective immediately, solely to reflect an increase in the Company's share capital as a result of shares issued upon the exercise of stock options and warrants, and the vesting of restricted stock units. The board of directors also amended Article 4 of the By-laws (statuts), effective immediately, to reflect the transfer of the Company's registered office to 5-7, rue Salomon de Rothschild, Suresnes, France 92150.
The foregoing description is qualified in its entirety by reference to the full text of the By-laws, the English translation of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws (statuts) of Talend S.A. (English Translation)					X

10.1	Form of 2017 Stock Option Plan Grant Agreement as of May 21, 2020					X

10.2	Talend S.A. 2020 Free Share Plan (English Translation)					X

10.3	Form of 2020 Free Share Plan Time-Based Grant Letter					X

10.4	Form of 2020 Free Share Plan Performance-Based Grant Letter					X

10.5	Talend S.A. 2020 Stock Option Plan					X

10.6	Form of 2020 Stock Option Plan Grant Agreement					X

10.7	Form of BSA Grant Agreement as of August 4, 2020					X

10.8	Talend S.A. Amended and Restated 2017 Employee Stock Purchase Plan					X

10.9	U.S. Offering Document to the Talend S.A. Amended and Restated 2017 Employee Stock Purchase Plan					X

10.10	Non-U.S. Offering Document to the Talend S.A. Amended and Restated 2017 Employee Stock Purchase Plan					X

10.11	Talend, Inc. Consulting Agreement by and between Talend, Inc., Talend SA and Michael Tuchen, dated as of August 4, 2020.					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Dated:  August 7, 2020