Form 10-Q
period 2020-09-30
Talend S.A.
filed 2020-11-09
CIK 1668105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 30, 2020, the registrant had 31,763,338 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
TALEND S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$160,527	$177,075
Accounts receivable, net of allowance for doubtful accounts of $1,546 and $1,082, respectively	57,523	82,952
Contract acquisition costs	11,650	10,695
Other current assets	10,816	9,832
Total current assets	240,516	280,554
Non-current assets:
Contract acquisition costs	23,594	22,050
Operating lease right-of-use assets	36,603	27,821
Property and equipment, net	8,771	5,348
Goodwill	50,000	49,744
Intangible assets, net	10,171	14,018
Other non-current assets	5,377	4,382
Total non-current assets	134,516	123,363
Total assets	$375,032	$403,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,976	$4,439
Accrued expenses and other current liabilities	36,522	41,182
Contract liabilities - deferred revenue, current	126,676	142,616
Operating lease liabilities, current	4,586	5,047
Short-term debt	—	227
Total current liabilities	171,760	193,511
Non-current liabilities:
Deferred income taxes	580	768
Other non-current liabilities	1,924	1,137
Contract liabilities - deferred revenue, non-current	11,764	17,807
Operating lease liabilities, non-current	33,726	24,252
Long-term debt	139,856	130,490
Total non-current liabilities	187,850	174,454
Total liabilities	359,610	367,965
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 31,760,727 and 31,017,268 shares authorized, issued and outstanding, respectively	3,272	3,205
Additional paid-in capital	350,777	309,988
Accumulated other comprehensive income	(362)	1,107
Other reserves	282	207
Accumulated losses	(338,547)	(278,555)
Total stockholders’ equity	15,422	35,952
Total liabilities and stockholders’ equity	$375,032	$403,917
The above condensed consolidated balance sheets should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscriptions	$65,985	$54,952	$187,779	$157,432
Professional services	6,717	7,484	20,780	22,975
Total revenue	72,702	62,436	208,559	180,407
Cost of revenue
Subscriptions	10,553	7,976	27,524	23,782
Professional services	6,065	6,772	19,065	21,925
Total cost of revenue	16,618	14,748	46,589	45,707
Gross profit	56,084	47,688	161,970	134,700
Operating expenses
Sales and marketing	40,686	33,240	118,470	102,428
Research and development	16,836	15,552	50,409	46,987
General and administrative	16,796	12,163	47,448	34,191
Total operating expenses	74,318	60,955	216,327	183,606
Loss from operations	(18,234)	(13,267)	(54,357)	(48,906)
Interest income (expense), net	(2,063)	(631)	(5,790)	(637)
Other income (expense), net	(62)	396	203	(189)
Loss before benefit (provision) for income taxes	(20,359)	(13,502)	(59,944)	(49,732)
Benefit (provision) for income taxes	18	(9)	(48)	(48)
Net loss	$(20,341)	$(13,511)	$(59,992)	$(49,780)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.64)	$(0.44)	$(1.91)	$(1.63)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	31,635	30,648	31,419	30,453
The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(20,341)	$(13,511)	$(59,992)	$(49,780)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(995)	730	(1,469)	871
Total comprehensive loss	$(21,336)	$(12,781)	$(61,461)	$(48,909)
The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of June 30, 2020	31,536,529	$3,250	$335,571	$633	$272	$(318,206)	$21,520
Net loss for the period	—	—	—	—	—	(20,341)	(20,341)
Other comprehensive loss	—	—	—	(995)	—	—	(995)
Restricted stock units reserve	—	—	(10)	—	10	—	—
Shares issued from restricted stock unit vesting	102,406	10	(10)	—	—	—	—
Exercise of stock awards	45,722	4	838	—	—	—	842
Issuance of ordinary shares in connection with employee stock purchase plan	76,070	8	2,354	—	—	—	2,362
Share-based compensation	—	—	12,034	—	—	—	12,034
Balance as of September 30, 2020	31,760,727	$3,272	$350,777	$(362)	$282	$(338,547)	$15,422

	Three Months Ended September 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of June 30, 2019	30,558,748	$3,164	$267,281	$545	$213	$(253,355)	$17,848
Net loss for the period	—	—	—	—	—	(13,511)	(13,511)
Other comprehensive loss	—	—	—	730	—	—	730
Equity component of 2024 Notes, net of issuance costs	—	—	20,793	—	—	—	20,793
Restricted stock units reserve	—	—	6	—	(6)	—	—
Shares issued from restricted stock unit vesting	43,017	4	(4)	—	—	—	—
Exercise of stock awards	107,997	10	1,377	—	—	—	1,387
Issuance of ordinary shares in connection with employee stock purchase plan	72,478	7	2,462	—	—	—	2,469
Share-based compensation	—	—	9,039	—	—	—	9,039
Balance as of September 30, 2019	30,782,240	$3,185	$300,954	$1,275	$207	$(266,866)	$38,755

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2019	31,017,268	$3,205	$309,988	$1,107	$207	$(278,555)	$35,952
Net loss for the period	—	—	—	—	—	(59,992)	(59,992)
Other comprehensive loss	—	—	—	(1,469)	—	—	(1,469)
Restricted stock units reserve	—	—	(75)	—	75	—	—
Shares issued from restricted stock unit vesting	379,166	34	(34)	—	—	—	—
Exercise of stock awards	215,248	19	2,676	—	—	—	2,695
Issuance of ordinary shares in connection with employee stock purchase plan	149,045	14	4,635	—	—	—	4,649
Share-based compensation	—	—	33,587	—	—	—	33,587
Balance as of September 30, 2020	31,760,727	$3,272	$350,777	$(362)	$282	$(338,547)	$15,422

	Nine Months Ended September 30, 2019
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Other reserves	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2018	30,158,374	$3,128	$244,878	$404	$138	$(217,001)	$31,547
Adjustment on initial application of ASC 842	—	—	—	—	—	(85)	(85)
Adjusted balance as of January 1, 2019	30,158,374	3,128	244,878	404	138	(217,086)	31,462
Net loss for the period	—	—	—	—	—	(49,780)	(49,780)
Other comprehensive gain	—	—	—	871	—	—	871
Equity component of 2024 Notes, net of issuance costs	—	—	20,793	—	—	—	20,793
Restricted stock units reserve	—	—	(69)	—	69	—	—
Shares issued from restricted stock unit vesting	185,645	17	(17)	—	—	—	—
Exercise of stock awards	306,844	28	4,354	—	—	—	4,382
Issuance of ordinary shares in connection with employee stock purchase plan	131,377	12	4,730	—	—	—	4,742
Share-based compensation	—	—	26,285	—	—	—	26,285
Balance as of September 30, 2019	30,782,240	$3,185	$300,954	$1,275	$207	$(266,866)	$38,755
The above condensed consolidated statements of stockholders’ equity should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss for the period	$(59,992)	$(49,780)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	2,453	2,082
Amortization of intangible assets	3,978	3,974
Amortization of debt discount and issuance costs	3,918	411
Amortization of contract acquisition costs	8,843	7,605
Non-cash operating lease cost	4,890	4,264
Unrealized (gain) loss foreign exchange	(290)	34
Accrued interest on convertible debt	2,067	225
Share-based compensation	33,587	26,285
Changes in operating assets and liabilities:
Accounts receivable	25,950	14,377
Contract acquisition costs	(11,048)	(10,072)
Other assets	(1,660)	(3,580)
Accounts payable	(581)	1,871
Accrued expenses and other current liabilities	(6,688)	(2,927)
Contract liabilities - deferred revenue	(23,566)	(6,951)
Operating lease liabilities	(4,845)	(4,224)
Net cash used in operating activities	(22,984)	(16,406)
Cash flows from investing activities:
Acquisition of property and equipment	(5,652)	(2,064)
Net cash used in investing activities	(5,652)	(2,064)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	149,145
Proceeds from issuance of ordinary shares related to exercise of stock awards	2,695	4,382
Proceeds from issuance of ordinary shares related to employee stock purchase plan	4,649	4,742
Repayment of borrowings	(660)	(117)
Net cash from financing activities	6,684	158,152
Net decrease in cash and cash equivalents	(21,952)	139,682
Cash and cash equivalents at beginning of the period	177,075	34,104
Effect of exchange rate changes on cash and cash equivalents	5,404	(1,822)
Cash and cash equivalents at end of the period	$160,527	$171,964
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated balance sheets as of September 30, 2020 and December 31, 2019, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and September 30, 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Accounting standards issued not yet adopted
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by removing the separation models in Subtopic 470-20 that required embedded conversion features to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the Company beginning January 1, 2022, although early adoption is permitted for fiscal periods beginning January 1, 2021. The new standard can be adopted using either a modified or full retrospective transition method. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
2. Revenue from Contracts with Customers
Contract Liabilities
Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current contract liabilities – deferred revenue in the consolidated balance sheet. Deferred revenue, including current and non-current balances, was $138.4 million and $160.4 million as of September 30, 2020 and December 31, 2019, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $52.1 million and $48.6 million for the three months ended September 30, 2020 and 2019, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $123.3 million and $100.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations of $210.7 million that will be satisfied at a later date. As of September 30, 2020, $153.0 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $57.7 million thereafter.
Contract assets
The Company may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets, or unbilled revenue, are classified as accounts receivable, net in the consolidated balance sheet. Unbilled revenue was $1.9 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively.
Contract acquisition costs
The Company recognizes sales commissions earned by the Company’s sales force that are considered incremental and recoverable costs of obtaining a contract with a customer as contract acquisition costs in the consolidated balance sheet. Contract acquisition costs, including current and non-current balances, were $35.2 million and $32.7 million as of September 30, 2020 and December 31, 2019, respectively. Amortization expense of contract acquisition costs was $3.1 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense of contract acquisition costs was $8.8 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. There were no impairments of assets related to Company’s contract acquisition costs during the period ended September 30, 2020.
Disaggregation of Revenues
The following table sets forth the Company’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$33,654	$29,837	$96,194	$83,816
EMEA	30,408	26,739	89,146	80,504
Asia Pacific	8,640	5,860	23,219	16,087
Total revenue	$72,702	$62,436	$208,559	$180,407
Revenues from the Company’s country of domicile, based on sales revenue recognized from customers in France, totaled $10.6 million and $8.6 million for the three months ended September 30, 2020 and 2019, respectively, and $31.8 million and $27.0 million for the nine months ended September 30, 2020 and 2019, respectively.
3. Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for both of the three and nine months ended September 30, 2020 and 2019, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive.
During 2019, the Company issued 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”) (see Note 6, Debt, for more details). Since the Company expects to settle the principal amount of the outstanding 2024 Notes in a combination of cash and shares, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on the diluted net income per ordinary share when the average market price of the Company’s ordinary shares, each represented by an American Depositary Share ("ADS"), for a given period exceeds the initial conversion price of €51.75 per share. This situation has not occurred as of September 30, 2020.
The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Net loss	$(20,341)	$(13,511)	$(59,992)	$(49,780)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	31,635	30,648	31,419	30,453

Basic and diluted net loss per share	$(0.64)	$(0.44)	$(1.91)	$(1.63)
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
The fair values of cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables are categorized as Level 1. The fair value of the 2024 Notes was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. As of September 30, 2020, the fair value of the 2024 Notes was $144.2 million.
There were no transfers between levels of the fair value hierarchy during the nine month periods ended September 30, 2020 or 2019.

5. Balance Sheet Components
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$25,569	$24,201
VAT payable	3,259	6,238
Other taxes	34	502
Contingent liabilities	1,152	578
Other current liabilities	6,508	9,663
Accrued expenses and other liabilities	$36,522	$41,182
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment and software	$12,031	$8,587
Fixtures and fittings	3,268	2,312
Leasehold improvements	5,612	3,858
Property and equipment, gross	20,911	14,757
Less: accumulated depreciation	(12,140)	(9,409)
Property and equipment, net	$8,771	$5,348
Depreciation expense related to property and equipment was $0.8 million and $0.7 million for the three months periods ended September 30, 2020 and 2019, respectively, and $2.5 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Intangible assets as of September 30, 2020 and December 31, 2019 included the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,049	$(4,912)	$137	$4,975	$(3,600)	$1,375	1 year
Acquired developed technology	19,915	(9,881)	10,034	19,555	(6,912)	12,643	4 years
Total	$24,964	$(14,793)	$10,171	$24,530	$(10,512)	$14,018
Amortization expense for intangible assets was $1.3 million for both of the three months periods ended September 30, 2020 and 2019, respectively, and $4.0 million for both of the nine months ended September 30, 2020 and 2019, respectively.
The following table presents the estimated future amortization expense related to intangible assets as of September 30, 2020 (in thousands):

Amount
Remainder of 2020	$1,065
2021	3,708
2022	3,498
2023	1,900
Thereafter	—
Total amortization expense	$10,171

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
As of September 30, 2020, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes were classified as long-term debt for such period.
The net carrying amount of the 2024 Notes was as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Principal	$163,633	$156,716
Unamortized debt discount	(18,944)	(21,227)
Unamortized debt issuance costs	(4,833)	(5,443)
Net carrying amount	$139,856	$130,046
The net carrying amount of the equity component of the 2024 Notes was as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross amount	$21,866	$21,866
Allocated debt issuance costs	(945)	(945)
Net carrying amount	$20,921	$20,921
Interest expense related to the 2024 Notes was as follows during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$715	$225	$2,067	$225
Amortization of debt discount	1,093	323	3,097	323
Amortization of issuance costs	285	88	821	88
Total	$2,093	$636	$5,985	$636

7. Equity Incentive Plans
In April 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), primarily for the purpose of granting stock options to employees and employee warrants BSPCE (“bons de souscription de parts de créateur d'entreprise” or “employee warrants (BSPCE)”) to employees who are French tax residents. In August 2019, the Company adopted the 2019 Free Share Plan, primarily for the purpose of granting Restricted Stock Units (“RSUs”) to employees. In June 2019, the Company’s shareholders also delegated authority to the Company’s board of directors to grant warrants (“bons de souscription d'actions” or

“warrants (BSA)”) to the Company’s directors and consultants. In June 2020, the Company's shareholders delegated authority to the Company's board of directors to grant stock options and RSUs to employees, and warrants (BSA) to the company's directors and consultants, superseding and replacing the previous delegations of authority to grant equity awards. Consequently, in August 2020, the Company adopted the 2020 Free Share Plan (the "Free Share Plan") and the 2020 Stock Option Plan (the "Stock Option Plan"). The Free Share Plan provides for the grant of RSUs to the Company's employees and employees of any company or group in which the Company holds, directly or indirectly, 10% of the share capital or voting rights as of the date of the grant. The Stock Option Plan provides for the grant of stock options to the Company's employees and directors. The Company no longer grants employee warrants (BSPCE) as the Company no longer meets the eligibility criteria for granting BSPCEs.
As of September 30, 2020, there were 2,054,617 ordinary shares available for future grants of stock options, RSUs and warrants (BSA) under the Company’s share pool reserve.
Stock options and warrants
Most of our stock options and employee warrants (BSPCE) vest over four years, with 25% on the one year anniversary of the grant and 1/16th on a quarterly basis thereafter. Options have a contractual life of ten years and generally individuals must continue to provide services to the Company in order to vest. Employee warrants (BSPCE) are a specific type of option to acquire ordinary shares available to qualifying companies in France that meet certain criteria. Otherwise, employee warrants (BSPCE) function in the same manner as stock options.
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
The following table summarizes the activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) of the Company’s stock options and warrants for the nine months ended September 30, 2020 (in thousands, except exercise price per option):

	Stock options outstanding	BSPCE warrants outstanding	BSA warrants outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance as of December 31, 2019	1,215	155	210	$14.61	5.1	$40,809
Granted	746	—	41	33.41
Exercised	(192)	(23)	—	12.71
Forfeited	(47)	(3)	(11)	33.63
Balance as of September 30, 2020	1,722	129	240	$21.82	6.1	$37,203
Vested and expected to vest as of September 30, 2020	1,576	127	237	$21.00	5.9	$36,227
Exercisable as of September 30, 2020	1,056	125	199	$15.86	4.4	$33,240
The total intrinsic values of stock options and warrants exercised during the period ended September 30, 2020 was $5.4 million.
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

A summary of RSU activity under all of the plans as of September 30, 2020 is presented in the following table (in thousands, except the weighted-average grant date fair value per RSU):

	Number of service- based RSUs	Number of performance- based RSUs	Weighted-average grant date fair value
Balance as of December 31, 2019	1,924	384	$44.96
Granted	1,144	411	37.88
Vested and released	(341)	(39)	46.75
Forfeited	(258)	(216)	43.21
Balance as of September 30, 2020	2,469	540	$41.97
Expected to vest as of September 30, 2020	2,013	321	$42.49
Employee Stock Purchase Plan
In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”), which was amended and restated in August 2020. In June 2020, the Company's shareholders authorized 550,000 shares for future issuance under the ESPP, which supersedes and replaces the shares previously available for issuance under ESPP. The ESPP allows the Company’s employees to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs is 85% of the lower of the fair value of the Company’s ADSs on the first trading day or on the last trading day of the offering period. A total of 473,930 ADSs are available for sale under the ESPP as of September 30, 2020. As of September 30, 2020, $0.8 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.
Compensation expense
Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue - subscriptions	$1,313	$773	$2,592	$2,301
Cost of revenue - professional services	574	472	1,389	1,602
Sales and marketing	4,046	3,030	10,237	7,663
Research and development	1,413	2,680	7,085	8,098
General and administrative	4,688	2,084	12,284	6,621
Total share-based compensation expense	$12,034	$9,039	$33,587	$26,285
During fiscal year 2019, the Company decreased the estimated forfeiture rate as part of the Company’s annual assessment of the assumptions used in the calculation of share-based compensation expense. The adjustment resulted in higher expense recognized in periods subsequent to March 31, 2019.
As of September 30, 2020, the Company had $56.0 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.8 years.
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
The Company accrues estimates for resolution of legal proceedings when losses are probable and estimable. Although the results of legal proceedings and claims are unpredictable, the Company believes that there is less than a reasonable possibility that the Company will incur a material loss with respect to such legal proceedings and claims. As a result, the Company has not recorded an accrual for such contingencies as of September 30, 2020.
9. Income Tax
The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate after discrete items was 0.1% and (1.0)% for the three months ended September 30, 2020 and 2019, respectively, and (0.1)% and (0.1)% for the nine months ended September 30, 2020 and 2019, respectively.
The 2020 and 2019 annual effective tax rates differed from the French statutory income tax rate of 28% for 2020 and 2019, primarily due to a valuation allowance on current year losses in most jurisdictions.
The Company files income tax returns in France, the U.S. federal jurisdiction, many U.S. states, as well as many foreign jurisdictions. The tax years 2005 to 2019 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
10. Related Party Transactions
As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. The debt was completely paid during the second quarter of fiscal year 2020. There are no other material related party transactions that require disclosure.

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
•Our expectation that our dollar-based net expansion rate may decline as we scale our business and as a result of IT spending constraints in the current economic environment;
•Our expectation that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue, and may decline as cloud-based offerings represent a growing portion of our total revenues;
•Our expectation that our cloud-based offerings will grow as a percentage of revenue;
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
•Our expectations regarding the impact of the novel coronavirus, or COVID-19 pandemic on economic activity, IT spending, financial markets, and our customers, partners, and employees; and
•Our expectation that our operating expenses will increase for the foreseeable future as we continue to develop our technology, enhance our product and services offerings, broaden our installed customer base, expand our sales channels, expand our operations and hire additional employees.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. You should read thoroughly this Quarterly Report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.
Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: general economic conditions, including the impact on economic activity of the COVID-19 pandemic; the impact of COVID-19 on demand for our solutions, on our operations, and on our partners, vendors, customers, and employees; our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud-based offerings; our ability to successfully manage our transition to cloud-based products and a cloud oriented sales model; the impact of the transition to cloud on our professional services revenue; our ability to successfully manage our leadership transition; our ability to successfully expand into our existing markets and into new domestic and international markets; the length and predictability of our sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for cloud-based offerings; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our cloud solutions; our ability to deliver high-quality professional services and customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to hire, train and retain highly skilled and qualified employees, including senior level managers and engineers, and our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; any disruption in or fraudulent or unauthorized access to our information technology systems and production environment, including a breach of cybersecurity; our ability to comply with existing and modified or new government laws and regulations, including privacy, security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; natural, man-made and other disasters, including pandemics; exposure to political, economic and social events in France, the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; our estimates and judgments relating to our critical accounting policies; and changes in accounting principles generally accepted in the United States.
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
We had 1,376 employees as of September 30, 2020 and we plan to continue to grow our employee base to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.
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
We generate the majority of our revenue from subscriptions of our commercial solution Talend Data Fabric. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 86% of our total revenue in the year ended December 31, 2018, to 88% in the year ended December 31, 2019, to 90% in the nine months ended September 30, 2020.
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
While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our operations, financial condition, liquidity and capital and financial resources; however, the situation is rapidly changing and hard to predict and actual results may differ materially from our current expectations. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, particularly because the full extent to which the COVID-19 pandemic may impact our results of operations and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have experienced and expect to continue to experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impacts from reduced IT budgets of customers and potential customers resulting in deferred purchase decisions, delayed implementation of our products, reduced renewals of subscriptions by existing customers, and decreases in software license sales driven by channel partners. We also have experienced challenges in creating sales pipeline in the absence of in-person marketing events. We have seen and may see in the future a slowing in our collections of outstanding accounts receivable and requested changes in billing terms from some of our customers. Moreover, because of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. There has been no impact to our financial reporting systems, internal control over financial reporting, or any disclosure controls or procedures.
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
Annual Recurring Revenue
We believe disclosing Annual Recurring Revenue (“ARR”) provides greater clarity into our results because it is not affected by revenue recognition differences between our on-premise and cloud offerings, accounting changes, or contract duration. Our management uses ARR to monitor the growth of our subscription business. ARR represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of premise-based products and SaaS offerings and excludes original equipment manufacturer ("OEM") sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.
The following table summarizes ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since September 30, 2019. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. We calculate ARR growth on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. ARR growth for the period ended September 30, 2020 was driven by strong demand for our cloud-based solutions. During the three months ended September 30, 2020, our ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result of the COVID-19 pandemic.

(Dollars in thousands)	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
ARR	$224,761	$243,137	$245,943	$255,926	$268,906
Actual FX growth rate	24%	23%	20%	17%	20%
Constant Currency growth rate	27%	23%	22%	19%	16%
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
Cloud Annual Recurring Revenue
We believe disclosing Cloud Annual Recurring Revenue (“Cloud ARR”) provides greater clarity into our results because it is not affected by accounting changes or contract duration. Furthermore, the majority of new ARR comes from cloud and providing the metric enables investors to better understand our progress in our shift to cloud. Our management uses Cloud ARR to monitor the growth of our cloud subscription business. Cloud ARR represents the annualized recurring value of all active cloud-based subscription contracts at the end of a reporting period and excludes OEM sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our Cloud ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.
The following table summarizes Cloud ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since September 30, 2019. We calculate Cloud ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. Cloud ARR growth for the period ended September 30, 2020 was driven by strong demand for our cloud-based solutions. During the three months ended September 30, 2020, our Cloud ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result of the COVID-19 pandemic.

(Dollars in thousands)	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Cloud ARR	$41,146	$53,895	$61,082	$74,992	$87,822
Actual FX growth rate	310%	179%	150%	128%	113%
Constant Currency growth rate	319%	179%	154%	130%	109%
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

	Three Months Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Actual FX rates	23%	21%	22%	16%	20%
Constant Currency	26%	22%	24%	17%	18%
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
The following table summarizes on a quarterly basis since September 30, 2019 the number of customers that have, as of the end of the relevant period, ARR of $0.1 million or more.

	Three Months Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Customers count	540	593	598	614	642
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

The following table summarizes our quarterly dollar-based net expansion rate since September 30, 2019 on both an actual and constant currency basis. We calculate dollar-based net expansion rate on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Three Months Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Actual FX rates	110%	108%	109%	108%	107%
Constant Currency	113%	111%	111%	110%	107%
Free Cash Flow
To provide additional information regarding our financial results, we use free cash flow, a financial measure not calculated in accordance with GAAP, within this Quarterly Report. We define free cash flow as net cash from (used in) operating activities less net cash used in investing activities for purchases of property and equipment and intangible assets, except for those acquired as part of a business combination. We have included free cash flow in this Quarterly Report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that free cash flow provides investors useful information in understanding and evaluating our results of operations in the same manner as our management and board of directors. Although free cash flow measures are frequently used by investors and securities analysts in their evaluation of companies, free cash flow measures each have limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our cash flows as reported under GAAP. Free cash flow as defined by us may not be comparable to similar measures used by other companies.
The table below shows our free cash flow for each of the three and nine months ended September 30, 2020 and 2019, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). We expect free cash flow during fiscal year 2020 to be negatively affected by headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash used in operating activities	$(10,733)	$(10,785)	$(22,984)	$(16,406)
Less: Acquisition of property & equipment	2,487	520	5,652	2,064
Free Cash Flow	$(13,220)	$(11,305)	$(28,636)	$(18,470)

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated statements of operations
Revenue
Subscriptions	$65,985	$54,952	$187,779	$157,432
Professional services	6,717	7,484	20,780	22,975
Total revenue	72,702	62,436	208,559	180,407
Cost of revenue (1)
Subscriptions	10,553	7,976	27,524	23,782
Professional services	6,065	6,772	19,065	21,925
Total cost of revenue	16,618	14,748	46,589	45,707
Gross profit	56,084	47,688	161,970	134,700
Operating expenses (1)
Sales and marketing	40,686	33,240	118,470	102,428
Research and development	16,836	15,552	50,409	46,987
General and administrative	16,796	12,163	47,448	34,191
Total operating expenses	74,318	60,955	216,327	183,606
Loss from operations	(18,234)	(13,267)	(54,357)	(48,906)
Interest income (expense), net	(2,063)	(631)	(5,790)	(637)
Other income (expense)	(62)	396	203	(189)
Loss before benefit (provision) for income taxes	(20,359)	(13,502)	(59,944)	(49,732)
Benefit (provision) for income taxes	18	(9)	(48)	(48)
Net loss for the period	$(20,341)	$(13,511)	$(59,992)	$(49,780)
________________________________________
(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue - subscriptions	$1,313	$773	$2,592	$2,301
Cost of revenue - professional services	574	472	1,389	1,602
Sales and marketing	4,046	3,030	10,237	7,663
Research and development	2,340	3,587	9,826	10,834
General and administrative	5,100	2,496	13,521	7,859
Total share-based payment and amortization of acquired intangibles expense	$13,373	$10,358	$37,565	$30,259

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscriptions	91%	88%	90%	87%
Professional services	9%	12%	10%	13%
Total revenue	100%	100%	100%	100%
Total cost of revenue	23%	24%	22%	25%
Gross profit	77%	76%	78%	75%
Operating expenses
Sales and marketing	56%	53%	57%	57%
Research and development	23%	25%	24%	26%
General and administrative	23%	19%	23%	19%
Total operating expenses	102%	97%	104%	102%
Loss from operations	(25)%	(21)%	(26)%	(27)%
Interest income (expense), net	(3)%	(1)%	(3)%	—%
Other income (expense)	—%	1%	—%	—%
Loss before benefit (provision) for income taxes	(28)%	(21)%	(29)%	(27)%
Benefit (provision) for income taxes	—%	—%	—%	—%
Net loss for the period	(28)%	(21)%	(29)%	(27)%
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Subscriptions	$65,985	$54,952	$11,033	20%	$187,779	$157,432	$30,347	19%
Professional services	6,717	7,484	$(767)	(10)%	20,780	22,975	$(2,195)	(10)%
Total revenue	$72,702	$62,436	$10,266	16%	$208,559	$180,407	$28,152	16%
We primarily derive our revenue from the sale of subscriptions and professional services engagements.
Subscription revenue consists of fees earned from arrangements to provide customers with the right to use our commercial software either in a cloud-based infrastructure that we provide or installed within the customer’s own environment. Our subscriptions include unspecified future updates, upgrades and enhancements and technical product support that includes single offering customer success packages comprised of initial onboarding, technical advice, mission critical support, and training.
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
Total revenue increased $10.3 million, or 16%, for the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase in revenue was attributable to an increase in subscription revenue, partially offset by a decrease in professional services revenue.
Subscription revenue increased $11.0 million, or 20%, for the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase in subscription revenue was primarily attributable to greater demand for our cloud-

based solutions, which grew by over 100% in the three months ended September 30, 2020 compared to the corresponding period in 2019.
Professional services revenue decreased $0.8 million, or 10%, for the three months ended September 30, 2020 compared to the corresponding period in 2019, primarily due to lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales. Customers of our cloud-based solutions typically have lower demand for our professional services.
Total revenue increased $28.2 million, or 16%, for the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase in revenue was attributable to an increase in subscription revenue, partially offset by a decrease in professional services revenue.
Subscription revenue increased $30.3 million, or 19%, for the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase in subscription revenue was primarily attributable to greater demand for our cloud-based solutions.
Professional services revenue decreased $2.2 million, or 10%, for the nine months ended September 30, 2020 compared to the corresponding period in 2019, primarily due to lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales. Customers of our cloud-based solutions typically have lower demand for our professional services.
Subscription revenues by geography were as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Americas	$31,219	$25,651	$5,568	22%	$87,295	$72,177	$15,118	21%
EMEA	26,800	23,971	2,829	12%	78,882	70,473	8,409	12%
Asia Pacific	7,966	5,330	2,636	49%	21,602	14,782	6,820	46%
Total subscription revenue	$65,985	$54,952	$11,033	20%	$187,779	$157,432	$30,347	19%
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of subscription	$10,553	$7,976	$2,577	32%	$27,524	$23,782	$3,742	16%
Cost of professional services	6,065	6,772	(707)	(10)%	19,065	21,925	(2,860)	(13)%
Total cost of revenue	$16,618	$14,748	$1,870	13%	$46,589	$45,707	$882	2%
Gross Profit	$56,084	$47,688	$8,396	18%	$161,970	$134,700	$27,270	20%
Gross Margin	77%	76%			78%	75%
Cost of subscription revenue consists primarily of employee-related costs, including salaries and bonuses, share-based payment expense, and employee benefit costs associated with our customer support organization, including our customer success team. It also includes expenses related to hosting and operating our cloud infrastructure, licensing of third-party intellectual property and related overhead. We intend to continue to invest additional resources in our cloud-based offering and services and expect that the cost of third-party infrastructure and hosting fees will increase over time as we sell more of our cloud-based products.
Cost of professional services revenue consists primarily of personnel costs for employees including salaries and bonuses, share-based payment expense and employee benefit costs and fees to external consultants associated with our professional service contracts, travel costs and allocated shared costs.
Total cost of revenue for the three months ended September 30, 2020 increased $1.9 million, or 13%, compared to the corresponding period in 2019 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.

Cost of subscription revenue increased $2.6 million, or 32% for the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase in employee compensation expenses of $1.5 million, which resulted from increased headcount and share-based compensation, and an increase in hosting support costs for our cloud-based offerings of $0.7 million as a result of the increase of purchases of our cloud solutions.
Cost of professional services revenue decreased $0.7 million, or 10%, for the three months ended September 30, 2020 compared to the corresponding period in 2019, primarily due to a decrease of $0.5 million in travel and entertainment expenses due to the impact of COVID-19 and a decrease in consultant fees of $0.5 million because of lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales. The decreases in expenses were partially offset by an increase of $0.3 million in employee compensation expenses, IT-related costs and other operation costs.
Total cost of revenue for the nine months ended September 30, 2020 increased $0.9 million, or 2%, compared to the corresponding period in 2019 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.
Cost of subscription revenue increased $3.7 million, or 16%, for the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase in hosting support costs for our cloud-based offerings of $2.1 million as a result of the increase of purchases of our cloud-based solutions, an increase in employee compensation expenses of $1.4 million, which resulted from an increase in headcount, and an increase in office and operational expenses of $0.8 million. The increases in expense were partially offset by a decrease of $0.7 million in travel and entertainment expenses due to the impact of COVID-19.
Cost of professional services revenue decreased $2.9 million, or 13%, for the nine months ended September 30, 2020 compared to the corresponding period in 2019, primarily due to a decrease of $1.6 million in travel and entertainment expenses due to the impact of COVID-19, a decrease of $1.0 million in consultant fees because of lower demand for professional services resulting from the increasing proportion of cloud-based solutions as a percentage of our sales, and a decrease in employee compensation expenses of $0.4 million, which resulted from a decrease in headcount.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Sales and Marketing	$40,686	$33,240	$7,446	22%	$118,470	$102,428	$16,042	16%
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
Sales and marketing expenses increased $7.4 million, or 22%, in the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $5.9 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation, an increase in online marketing costs of $2.0 million as we shifted from in person events, and an increase in IT-related costs, office and other operational expenses of $0.7 million. These increases were partially offset by a decrease in travel and entertainment expenses of $1.3 million due to the impact of COVID-19.
Sales and marketing expenses increased $16.0 million, or 16%, in the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $14.9 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation, an increase in online marketing costs of $2.6 million as we shifted from in person events, and an increase in IT-related costs, office and other operational expenses of $2.5 million. These increases were partially offset by a decrease in travel and entertainment expenses of $3.9 million due to the impact of COVID-19.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Research and Development	$16,836	$15,552	$1,284	8%	$50,409	$46,987	$3,422	7%
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
Research and development expenses increased $1.3 million, or 8%, in the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $2.5 million increase in employee compensation expenses, which resulted from increased headcount, consultant fees and fees incurred in connection with reorganizational activities. Higher IT-related costs also contributed $0.3 million to the increase in expenses. These increases were partially offset by a decrease in share-based compensation of $1.3 million in connection with reorganizational activities and a decrease in travel and entertainment expenses of $0.3 million due to the impact of COVID-19.
Research and development expenses increased $3.4 million, or 7%, in the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to a $5.4 million increase in employee compensation expenses, which resulted from increased headcount, consultant fees and fees incurred in connection with reorganizational activities. Higher IT-related costs also contributed $0.7 million to increased expenses. These increases were partially offset by a decrease in office and other operational expenses of $1.4 million, a decrease of $1.0 million in share-based compensation expense in connection with reorganizational activities, and a decrease in travel and entertainment expenses of $0.6 million due to the impact of COVID-19.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
General and Administrative	$16,796	$12,163	$4,633	38%	$47,448	$34,191	$13,257	39%
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
General and administrative expenses increased $4.6 million, or 38%, in the three months ended September 30, 2020, compared to the corresponding period in 2019. The increase was primarily due an increase in employee compensation expenses of $4.8 million, which resulted from increased headcount, share-based compensation and consultant fees for business optimization, and an increase software license costs of $0.4 million. These increases were partially offset by allocations of IT-related costs and other operational costs of $0.7 million.
General and administrative expenses increased $13.3 million, or 39%, in the nine months ended September 30, 2020, compared to the corresponding period in 2019. The increase was primarily due higher employee compensation expenses of $10.3 million, audit and professional fees of $3.4 million, software license costs of $1.2 million and insurance costs of $0.8 million. The increase in employee compensation expense is due to an increase in employee headcount, consultant fees for business optimization, fees incurred in connection with reorganizational activities, and share-based compensation expense related to one-time impact of adjustments to the performance metrics of performance-based stock units granted in 2019 as part of the annual executive equity incentive cycle. These increases were partially offset by allocations of IT-related costs and other costs of $1.8 million and a decrease in travel and entertainment expenses of $0.6 million due to the impact of COVID-19.

Interest income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest income (expense), net	$(2,063)	$(631)	$(1,432)	NM	$(5,790)	$(637)	$(5,153)	NM
Interest income (expense), net consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs, and interest income from our investments in money market securities.
Interest income (expense), net changed unfavorably by $1.4 million in the three months ended September 30, 2020, compared to the corresponding period in 2019. The change was primarily due to an increase of $1.5 million in contractual interest expense and amortization of debt discount and issuance costs from the issuance of our 1.75% Convertible Senior Notes due September 1, 2024, or our 2024 Notes.
Interest income (expense), net changed unfavorably by $5.2 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019. The change was primarily due to an increase of $5.3 million in contractual interest expense and amortization of debt discount and issuance costs from the issuance of our 1.75% Convertible Senior Notes due September 1, 2024, or our 2024 Notes.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$(62)	$396	$(458)	NM	$203	$(189)	$392	NM
Other income (expense), net changed unfavorably by $0.5 million in the three months ended September 30, 2020, compared to the corresponding period in 2019. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.
Other income (expense), net changed favorably by $0.4 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.
Liquidity and Capital Resources

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash used in operating activities	$(22,984)	$(16,406)
Cash used in investing activities	(5,652)	(2,064)
Cash from financing activities	6,684	158,152
Net increase (decrease) in cash and cash equivalents	$(21,952)	$139,682
Through September 30, 2020, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. In 2019, we received net proceeds, after deducting discounts and commission to the initial purchasers and issuance expenses, of $147.5 million from the issuance of our 2024 Notes. In connection with the issuance of our 2024 Notes, we terminated our secured revolving credit facility. As of September 30, 2020, we had $160.5 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months, despite the uncertainty in the changing market and economic conditions resulting from the COVID-19 pandemic.
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

Operating Activities
During the nine month period ended September 30, 2020, operating activities used $23.0 million in cash as a result of net loss of $60.0 million and an unfavorable impact of $22.5 million from changes in working capital, primarily driven by decreases in deferred revenue and accrued expenses and other current liabilities and an increase in contract acquisition costs. These unfavorable changes were offset by non-cash charges of $59.4 million
During the nine month period ended September 30, 2019, operating activities used $16.4 million in cash as a result of a net loss of $49.8 million, and a $11.5 million unfavorable impact from changes in working capital, offset by non-cash charges of $44.9 million.
Investing Activities
Cash used in investing activities for the nine month period ended September 30, 2020 was $5.7 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees and software licenses.
Cash used in investing activities for the nine month period ended September 30, 2019 was $2.1 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.
Financing Activities
Cash from financing activities for the nine month period ended September 30, 2020 was $6.7 million. Financing proceeds for the nine month period ended September 30, 2020 was primarily driven by $2.7 million of proceeds from the exercise of employee stock awards and $4.6 million of proceeds received from employees as part of the Company’s employee stock purchase plan. The proceeds were partially offset by $0.7 million from the repayment of the Bpifrance loan.
Cash from financing activities for the nine month period ended September 30, 2019 was $158.2 million. Financing proceeds for the nine month period ended September 30, 2019 was driven by $149.1 million of net proceeds from the issuance of the 2024 Notes (after deducting the initial purchasers' discount), $4.4 million of proceeds from the exercise of employee stock awards and $4.7 million of proceeds received from employees as part of the Company’s employee stock purchase plan.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
For the nine months ended September 30, 2020, approximately 54% of our revenue and approximately 56% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2019 approximately 54% of our revenue and approximately 56% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the periods ended September 30, 2020 and December 31, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company of approximately $5.3 million and $3.9 million, respectively.
Interest Rate Risk
We had cash and cash equivalents of $160.5 million and $177.1 million at September 30, 2020 and December 31, 2019, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A large majority of short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our financial statements during either of the periods ended September 30, 2020 and December 31, 2019.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The material weakness relates to the assumptions in the stand-alone selling price (SSP) model used to determine the allocation of the transaction price to each performance obligation of on-premise subscriptions, where we did not sufficiently maximize the use of observable inputs relating to the useful life of the intellectual property used in the SSP model for the on-premise subscription transactions.
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
Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a vast majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic situation on our internal controls to minimize its effect on their design and operating effectiveness.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information set forth under Note 8 in the notes to the consolidated financial statements under the caption "Legal Proceedings" is incorporated herein by reference.
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
Summary Risk Factors
Investing in our ADSs involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our ADSs risky include, among others:
•The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
•We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.
•Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.
•If we are unable to increase sales of our solution to new customers and sell additional products to our existing customers, our future revenue and results of operations will be harmed.
•The market for our cloud-based offerings is relatively new, unproven and evolving, and our future success depends on the growth and expansion of such market and our ability to adapt and respond effectively to an evolving market.
•If we fail to successfully manage our business model transition to cloud-based offerings and a cloud oriented sales model, our results of operations could be negatively impacted.
•If we are not successful in executing our strategy to increase sales of our solution to new and existing large enterprise customers, our operating results may suffer.
•Recent significant changes to our leadership team and the resulting management transitions might harm our future operating results.
•We depend on a highly skilled workforce, our executive officers and members of our leadership team. An inability to retain and attract highly skilled employees or the loss of one or more of our executive officers or members of our leadership team could harm our business.
•We rely significantly on revenue from subscriptions, which may decline and, because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•If our existing customers terminate or do not renew their subscriptions, it could have an adverse effect on our business and results of operations.

•Our future success depends in large part on the growth of the market for cloud data management and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data warehouses and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all.
•We face intense competition in our market and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•Because of the characteristics of open source software, there are few technological barriers to entry into the open source market by new competitors and it may be relatively easy for competitors, some of whom may have greater resources than we have, to enter our markets and compete with us. Further, our use of open source software could negatively affect our ability to sell our solution and subject us to possible litigation.
•We may acquire other businesses which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.
•Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
•The competitive position of our product offerings depends in part on their ability to operate with third-party products and services and our customers’ existing infrastructure.
•Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future, if at all.
•Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
•We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
•Provisions in the indenture for our 2024 Notes could discourage or make more difficult certain corporate actions.
•We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business, financial condition, and results of operations, and investor confidence and the market price of our ADSs.
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
The U.S. and global macroeconomic environment is currently being negatively affected by the COVID-19 pandemic. The current worldwide economic conditions attributable to the COVID-19 pandemic have made it challenging for our customers and us to forecast and plan future business activities accurately and has caused and could continue to cause customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In fact, a limited number of prospective customers have delayed or canceled planned purchases of our products and some existing customers reduced or have not renewed contracts in light of the COVID-19 pandemic, new IT budget approval processes, and current economic conditions. We anticipate that the current global macroeconomic conditions will result in slower revenue growth across our business as a result of fewer purchases by new customers, decisions by customers not to increase, or even decrease, the size of their contracts with us when their contracts are up for renewal, and lower renewal rates. Furthermore, during these challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to, among other things, increase our allowance for doubtful accounts, grant payment concessions or modify payment terms, which would harm our results of operations. For example, in March we saw an increase in the days outstanding of our accounts receivables and requests from certain customers for extended payment terms and flexibility. These trends have since stabilized and improved. However, at this time, we cannot ascertain the expected impact, if any, of the fluctuations we have observed in days outstanding and extended or more flexible payment terms for certain of our customers on our future results of operations, cash flows or financial condition. We have a significant number of customers in industries highly impacted by the COVID-19 pandemic, including the travel and hospitality, retail, and energy industries. Current macroeconomic conditions have caused and may cause firms in certain of these and any other impacted industries to react to current economic conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in industries affected by current macroeconomic conditions may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors may respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.
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
In December 2019, COVID-19 was reported in China, in January 2020 the WHO declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity and financial markets. In light of the rapidly evolving situation relating to the spread of COVID-19 and relevant government orders, we have taken measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are generally requiring all employees around the globe to work remotely. We continue to monitor and safeguard our systems, networks and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, networks, and data upon which we rely. We also have suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. In addition, we hold in-person marketing events to generate sales leads for our products and restrictions on in-person gatherings have affected our marketing efforts by limiting them to virtual events and digital channels, which may not prove as effective at building sales leads. Further, some projects to assist our customers to implement our software also require presence at the customer’s site and as a result some implementation projects have been and others in the future may be delayed. In addition, current social distancing measures could: negatively affect our sales efforts and our ability to enter into customer contracts in a timely manner; slow down our recruiting efforts; challenge our ability to effectively onboard new hires; or create operational or other challenges. Any of the foregoing could harm our business and results of operations. We continue to monitor the situation and will adjust our current policies as the COVID-19 pandemic evolves and public health and other government officials issue additional guidance or orders. In addition, the COVID-19 pandemic has and will continue to disrupt the operations of certain of our customers, channel partners, resellers and systems integrators for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchase decisions, extended payment terms, and postponed or canceled projects, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic is adversely affecting economies and financial markets globally. The impacts of the global COVID-19 pandemic on the broader global economy have been swift, dramatic and unpredictable. The latency and duration of these impacts are diverse across geographies and jurisdictions in which we market and sell our solutions. We have had a limited number of planned purchases of our solutions delayed or canceled because of current economic conditions and may in the future see reduced demand for our solutions. We or our customers may also experience increased costs associated with security of our infrastructure and data, as the increase in remote work has also increased the surface area potentially vulnerable to cyberattack. As a result of these factors, the current COVID-19 pandemic and economic conditions may adversely affect demand for our solutions and may harm our business and results of operations. It is not currently possible to estimate with any reasonable certainty the precise impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration and spread of the pandemic, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners, and vendors.
We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.
We have incurred losses in all years since our inception. We incurred a net loss of $60.0 million in the nine months ended September 30, 2020, $61.5 million in the year ended December 31, 2019 and $39.0 million in the year ended December 31, 2018. As a result, we had accumulated losses of $338.5 million as of September 30, 2020. We anticipate that our operating expenses will increase for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, broaden our installed customer base, expand our sales channels and our operations, and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire or renew subscriptions with customers, particularly large enterprise customers, a failure to capitalize on growth opportunities or the impact of the COVID-19 pandemic and macroeconomic conditions on IT spending. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or improving cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
The market for our cloud-based offerings is relatively new, unproven and evolving, and our future success depends on the growth and expansion of such market and our ability to adapt and respond effectively to an evolving market.
The market for cloud-based offerings is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our cloud-based offerings' ability to penetrate the existing market for data integration and integrity platforms, as well as the continued growth and expansion of the market for data integration and integrity platforms. It is difficult to predict subscription customer adoption and renewals, subscription customers’ demand for our offerings, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. If we do not correctly anticipate changes in these markets or are unable to respond quickly and effectively to changes in these markets, our business may be harmed. Our ability to penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our offerings, as well as subscription customers’ willingness to adopt an alternative approach to data integration and integrity platforms. Additionally, demand for our cloud-based offerings will depend in large part on the adoption of cloud data warehouses. Furthermore, many potential subscription customers have made significant investments in hand coding or legacy ETL software and may be unwilling to invest in a new solution. If the market for cloud-based offerings fails to grow or decreases in size, or if we fail to adapt to any changes in the industry, our business would be harmed.
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
We have recently experienced significant changes to our leadership team. In January 2020, Michael Tuchen, who had served as our Chief Executive Officer, or CEO, for over six years resigned and was succeeded by Christal Bemont. At the same time, we announced the hiring of Ann-Christel Graham as our Chief Revenue Officer, or CRO, and we also announced the creation of a new Chief Customer Officer position, or CCO, which was filled by Jamie Kiser. Moreover, in October 2020, Ms. Kiser was named our Chief Operating Officer, in addition to her position as CCO, and Krishna Tammana joined as our Chief Technology Officer, or CTO. Although we believe these leadership changes are in the best interest of our stakeholders, these changes may result in loss of personnel with deep institutional or technical knowledge and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives and the leadership transition may temporarily affect the performance of our business and results of operations as the new members of our leadership team, particularly our CEO, CRO, COO, and CTO, become familiar with our business. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Further, these changes also increase our dependency on other members of our team who remain with us. Such individuals are not contractually obligated to remain employed by us and may leave at any time. Any such departure could be particularly disruptive in light of the recent leadership transition and to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.
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
Our future performance also depends on the continued services and continuing contributions of our executives and members of our leadership team to execute on our business plan and to identify and pursue new opportunities and product innovations. Although we have entered into employment offer letters with our executive officers and the members of our leadership team, these agreements have no specific duration and constitute at-will employment. The loss of one or more of our executive officers or members of our leadership team at any time, particularly following our recent significant changes to our leadership team, could seriously harm our business and results of operations, reduce employee retention, disrupt our relationships with our employees, customers and vendors, and impair our ability to compete.
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
Our sales cycle can be long and variable, particularly with respect to sales through our channel partners or sales to large enterprise customers, and our sales efforts require considerable time and expense.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 90% of total revenue in the nine months ended September 30, 2020, 88% in the year ended December 31, 2019 and 86% in the year ended December 31, 2018. We have experienced fluctuations in our renewal rates, particularly with respect to our cloud-based products. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels, including as a result of COVID-19 pandemic induced economic weakness. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.
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
We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the nine months ended September 30, 2020, the majority of our subscription revenues were derived from the renewals of existing subscription agreements. As a result, achieving a high renewal rate of our subscription agreements, particularly with our large enterprise customers, is critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates have in the past, and may in the future, decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, the capabilities of competing products, the introduction of competing technologies, our product uptime or latency, the pricing of our or competing products, and changes in IT budgets and macroeconomic conditions, including the current economic conditions resulting from the COVID-19 pandemic. Moreover, if we experience difficulties assisting customers with the successful implementation of new projects, including as a result of COVID-19 social distancing measures, our renewal rates may be adversely affected. In addition, any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy, including as a result of the COVID-19 pandemic, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ willingness or ability to renew their subscription agreements. Even if our customers renew their subscriptions, they may renew for lower subscription amounts or for shorter subscription terms or on other terms that are less economically beneficial to us. We have limited historical data with respect to rates of customer terminations or renewals, particularly for our cloud-based products, so we may not accurately predict future renewal trends. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may grow more slowly than expected or decline.
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
Certain of our current strategic partners, such as Cloudera, Amazon Web Services (AWS), Google, Microsoft, and Snowflake have developed or may develop and offer their own data integration solutions. Such competitors may be more likely to promote and sell their own solutions over our products and they may ultimately be able to transition customers onto their competing solutions, which could materially and adversely affect our revenues and growth. Further, such competitors may cease their relationships with us. For example, we use the cloud hosting services provided by AWS and Microsoft Azure for our cloud offerings. While our customer contracts do not obligate us to use a particular cloud hosting service platform, if either AWS or Microsoft denied us access to their cloud hosting services, we could lose customers who are sensitive to the cloud hosting service platform we utilize for their account.
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
Risks Related to Intellectual Property
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trade secrets, trademarks, copyrights, contractual restrictions, patents and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. In fact, in the past we have experienced breaches into our information technology systems that could have resulted in unauthorized access to our intellectual property. As a result of past breaches or a failure in the future to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of September 30, 2020, we had two issued patents. We intend to seek further patent protection in the future; however, we may be unable to obtain any patent protection for our technology. In addition, our issued patent and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of September 30, 2020, we had two issued patents. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Risks Related to the Regulation of our Business
In connection with the operation of our business, we collect, store, transfer and otherwise process certain personal data and personally identifiable information. As a result, our business is subject to a variety of federal, state, foreign government and industry regulations, as well as self-regulation, related to privacy, data security and data protection. Our actual or perceived failure to protect personal data and other information could have an adverse effect on our business.
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
At the state level, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. It appears that this initiative has been approved by California voters. We are currently assessing the impact of CPRA's significant modifications to the CCPA on our data processing practices and policies. Our ongoing assessment and any necessary changes to our data processing practices and policies may potentially require us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new features.
Internationally, virtually every jurisdiction in which we operate has established its own privacy, security and data protection legal frameworks with which we or our customers must comply. In the European Union, the General Data Protection Regulation ("GDPR") replaced prior European Union data protection law as of May 25, 2018. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can be as great as 20 million euros or four percent of annual global turnover, whichever is highest. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR contains a number of obligations that differ from previously-effective data protection legislation in the European Union, and because the GDPR’s enforcement history is limited, we are unable to predict how certain obligations under the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses approved by the European Commission, or SCCs, and our certifications under the EU-US and Swiss-US Privacy Shield Frameworks. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the SCCs. The EU-U.S. and Swiss-U.S. Privacy Shield Frameworks and SCCs have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. Although the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020 invalidated the EU-U.S. Privacy Shield Framework, we believe we continue to satisfy regulatory requirements through our use of SCCs. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.
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
As of September 30, 2020, we had 1,376 full-time employees, of whom approximately 37% were located in the United States, 28% were located in France, 7% were located in Germany, 7% were located in China and 7% were located in the United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.
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
Risks Related to Our International Operations
Our international operations and expansion expose us to several risks.
During the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, total revenue generated outside of France and the Americas was 42.0%, 42.5% and 41.4% of our total revenue, respectively. Our primary research and development operations are located in France, the United States, China and Germany. In addition, we currently have international offices outside of France, China, Germany and the United States, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:
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
Risks Related to Taxes
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
Risks Related to Accounting Practices, Policies, and Standards
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the trading price of the ADSs.
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
As of September 30, 2020, we had goodwill of $50.0 million and net intangible assets of $10.2 million, which in the aggregate represent 16% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 842 in 2019 has had and continues to have a significant impact on our consolidated balance sheet and the adoption of ASC 606 previously required us to change how we recognize revenue from on-premise subscription licenses. Further, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Our 2024 Notes are denominated in euros and the majority of the proceeds are held in euros as of September 30, 2020. We may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars in the future. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.
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

The requirements of being a public company in the United States, particularly while being domiciled in France, may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
Although we are domiciled in France, we are considered a U.S. domestic issuer under U.S. federal securities laws and regulations and are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials and registration statements on U.S. domestic issuer forms with the SEC.
We are required under current SEC rules to prepare our financial statements in accordance with GAAP and our executive officers and directors are also subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As a French domiciled company, we are also required to prepare consolidated financial statements in accordance with International Financial Reporting Standards and standalone financial statements prepared in accordance with generally accepted accounting principles in France, each of which are subject to shareholder approval at our annual general meeting of shareholders. We expect that our status as a publicly traded company subject to U.S. domestic issuer requirements, together with out status as a French domiciled company, will require significant attention from management and may further strain our resources and cause us to incur additional legal, accounting and other expenses.
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
As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to provide a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. This process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. As described in more detail in the subsequent risk factor and Part II, Item 9A of our Annual Report on Form 10-K filed with the SEC on March 17, 2020, we have identified a material weakness in our internal control over financial reporting. Any material weakness in our internal control over financial reporting could cause: us to fail to detect errors on a timely basis; our financial statements to be materially misstated; the market price of our ADSs to decline; or subject us to sanctions or investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of September 30, 2020. As a result, these shareholders, acting together or in parallel, could have a significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.
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
General Risk Factors
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
We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. For example, during 2020 we have introduced new branding, including a new logo, new trade dress, and new messaging, which if not successful could adversely affect our brand image and identity and our marketing efforts. Maintaining our brands will depend in part on our ability to remain a leader in data integration and integrity technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, results of operations and cash flows may be harmed.
We may be the subject of litigation which, if adversely determined, could harm our business and operating results.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, data protection and data privacy, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. We have been, currently are, and may in the future be, subject to legal claims arising in the normal course of business. Such legal claims have included intellectual property-related, commercial, and employment claims, and may in the future include those categories of claims, as well as, product liability, class action, whistleblower and other litigation and claims. An unfavorable outcome on any litigation matter could require that we pay substantial damages. In addition, we may decide to settle any litigation, which could cause us to incur significant costs.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
    On November 3, 2020, the Company's board of directors approved an update to Article 6 of the Company's By-laws (statuts), effective immediately, solely to reflect an increase in the Company's share capital as a result of shares issued upon the exercise of stock options and warrants, and the vesting of restricted stock units.
The foregoing description is qualified in its entirety by reference to the full text of the By-laws, the English translation of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws (statuts) of Talend S.A. (English Translation)					X

10.1	Separation Agreement and Release by and between Talend, Inc., Talend S.A. and Laurent Bride, dated as of October 2, 2020.					X

10.2	Offer letter by and between Talend, Inc. and Krishna Tammana, dated as of September 25, 2020					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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

Dated:  November 9, 2020