Form 10-K
period 2020-12-31
Talend S.A.
filed 2021-03-01
CIK 1668105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-37825
Talend S.A.
(Exact name of Registrant as specified in its charter)

France	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5-7, rue Salomon de Rothschild
Suresnes, France	92150
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +33 (0)1 46 25 06 00
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share	TLND	The NASDAQ Stock Market LLC

Ordinary shares, nominal value €0.08 per share*		The NASDAQ Stock Market LLC*
* Not for trading, but only in connection with the listing of the American Depositary Shares on The NASDAQ Stock Market LLC.
Securities registered or to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes  ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
The aggregate market value of ordinary shares held by non-affiliates of the Registrant on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price for the Registrant’s American Depositary Shares as reported on the NASDAQ Stock Market, was approximately $1.0 billion. Ordinary shares held by each executive officer and director, and a certain holder of 5% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2021, the Registrant had 32,244,017 ordinary shares, nominal value €0.08 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement with respect to the Registrant’s 2021 Annual Meeting of Shareholders to be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020 are hereby incorporated by reference into Part III of this Form 10-K (Items 10, 11, 12, 13 and 14).

TALEND S.A.

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
As used in this Annual Report, the term “ADSs” refers to the American Depositary Shares, each representing one ordinary share, nominal value €0.08 per share, of Talend S.A. As used in this Annual Report, the terms “we,” “our,” “us,” and “the Company” refer to Talend S.A. and its consolidated subsidiaries, unless the context otherwise requires.

SUMMARY RISK FACTORS
Investing in our ADSs and ordinary shares involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described in "Item 1A. Risk Factors". The principal factors and uncertainties that make investing in our ADSs and ordinary shares risky include, among others:
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
•If we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.
•Recent structural changes to our sales and marketing organizations may result in employee turnover, disruption to our sales activities, unforeseen systems and process challenges, and may adversely affect our operating results.
•If we are unable to increase sales to new customers and sell additional products to our existing customers, our future revenue and results of operations will be harmed.
•The market for our cloud offerings is relatively new, unproven and evolving, and our future success depends on the growth and expansion of this market and our ability to adapt and respond effectively to an evolving market.
•If we fail to successfully manage our business model transition to cloud offerings and a cloud oriented sales model, our results of operations could be negatively impacted.
•Recent significant changes to our leadership team and the resulting management transitions and organizational changes might harm our future operating results.
•We depend on a highly skilled workforce, our executive officers and members of our leadership team. An inability to retain and attract highly skilled employees or the loss of one or more of our executive officers or members of our leadership team could harm our business.
•We rely significantly on revenue from subscriptions, which may decline over time. Because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales trends are not reflected in full in our current results of operations.

•If our existing customers terminate, do not renew their subscriptions, or reduce their spending with us it could have an adverse effect on our business and results of operations.
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
•Our relatively limited operating history, particularly as a cloud company, makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
•The competitive position of our product offerings depends in part on their ability to operate with third-party products and services and our customers’ existing infrastructure.
•Our current research and development efforts may not produce successful products or features that result in significant revenue, cost savings or other benefits in the near future, if at all.
•A breach of our security measures or unauthorized access to private or proprietary data, or a perception that any security breach or other incident has occurred, may result in our software being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.
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
•Provisions in the indenture for our Senior Convertible Notes due September 1, 2024 could discourage or make more difficult certain corporate actions.
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
•Our plans to invest in new product development, adding new features and services, increasing functionality, and enhancing our integration cloud infrastructure;
•Our plans to continue to invest additional resources in our cloud offerings and services and increased cost of third-party cloud infrastructure and hosting;
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
•Our expectation that our dollar-based net expansion rate may potentially decline as we scale our business, particularly as market demand for term-based deployed solutions continues to contract;
•Our expectation that our gross margin may fluctuate from period to period as a result of changes in the mix of our subscription and professional services revenue, and may decline as cloud offerings represent a growing portion of our total revenue;
•Our expectations regarding free cash flow;
•Our expectation that our cloud offerings will grow as a percentage of revenue;
•Our expectation that professional services revenue will decline as we work with more systems integrators and as our cloud offerings increase;
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
•Our expectations about our attrition rate and headcount growth in 2021;
•Our expectations about changes in our general and administrative expenses as we invest in our infrastructure and incur additional employee-related costs and professional fees related to the growth of our business;
•Our expectations about the trading volume of our ADSs;
•Our expectation regarding the impact of risks related to foreign currency exchange rates and whether we will enter into derivative or hedging transactions;
•Our expectations regarding the impact of the novel coronavirus, or COVID-19, pandemic on economic activity, IT spending, financial markets, and our customers, partners, and employees; and
•Our expectation that our operating expenses will increase for the foreseeable future as we continue to develop our technology, enhance our product and services offerings, broaden our installed customer base, expand our sales channels, expand our operations and hire additional employees.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. You should thoroughly read this Annual Report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.
Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: general economic conditions, including the impact on economic activity of the COVID-19 pandemic; the impact of COVID-19 on demand for our solutions, on our operations, and on our partners, vendors, customers, and employees; our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud offerings; our ability to successfully manage our transition to cloud offerings and a cloud-oriented sales model; the impact of the transition to cloud on our professional services revenue; our ability to successfully manage our leadership transition; our ability to successfully expand into our existing markets and into new domestic and international markets; the length and predictability of our sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for cloud offerings; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our cloud solutions; our ability to deliver high-quality professional services and customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to hire, train and retain highly skilled and qualified employees, including senior level managers and engineers, and our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; any disruption in or fraudulent or unauthorized access to our information technology systems and production environment, including a breach of cybersecurity; our ability to comply with existing and modified or new government laws and regulations, including privacy, data security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; natural, man-made and other disasters, including pandemics; exposure to political, economic and social events in France, the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; our estimates and judgments relating to our critical accounting policies; and changes in accounting principles generally accepted in the United States.
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

PART I
Item 1. Business
Company Overview
Talend is a leader in data integration and data integrity. We operate on the principle that delivering clean, complete, uncompromised, and trusted data — in real time — empowers businesses to make critical decisions with confidence. Our mission is to make data useful for all users by delivering trusted data when and where it is needed. Our customers rely on our software to better understand their customers, offer new applications and services, and improve operations.
Digital transformation has gone from an opportunity to a necessity. Companies are re-platforming rapidly in the cloud with a priority on becoming data driven. Data is at the core of digital transformation. It is the key to unlocking corporate agility and navigating change with confidence and certainty. Yet, today, trust and quality issues prevent companies from providing holistic data intelligence – access to the right data by the right people at the right time. International Data Corporation (IDC) reports that users spend only 12% of their time on analyzing data, with the remaining 88% of time spent on preparation, data search and governance activities. We help organizations overcome the barriers that stand in the way of harnessing data and turn their data into a strategic asset that powers their business and unlocks value. We enable them to discover data across systems, aggregate it to power analytics, clean it to correct errors, transform it efficiently and effectively, share it across internal and external stakeholders, and govern it holistically. We introduced the Talend Trust Score™, which provides an at-a-glance, quantifiable measure of the reliability of any dataset. Our unified platform, Talend Data Fabric, puts trust and usability at the center of every data transaction.
Talend Data Fabric consists of a suite of applications that enables users to collect, transform, govern, and share data. It allows organizations to use data to make better strategic decisions, enhance customer experience and drive long-term business value. We provide Talend Data Fabric as a cloud solution or a term-based deployed license. Our platform supports connecting and processing data across on-premise, hybrid and multi-cloud environments – managed from a central location.
We are a recognized leader in the markets in which we operate. In 2020, Gartner identified Talend as a Leader in its Magic Quadrant for Data Integration Tools for the fifth consecutive year and in its Magic Quadrant for Data Quality Tools for the third time in a row.
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
This market growth is coupled with an era of unprecedented innovation and technological change. The volume of data that organizations can harness is exploding. Organizations are increasingly adopting digital transformation strategies to leverage their data and are seeking to empower a wider scope of knowledge workers to become mainstream data consumers. Simultaneously, organizations are navigating rapid changes in the applications and systems supporting digital transformations. That has all resulted in a shift from a focus by organizations on building better tools to manage, move, and store data more effectively, to a focus on optimizing the strategic role of data in such areas as powering innovation, creative problem-solving, forging stronger customer relationships, and informing business strategies. The COVID-19 pandemic has only accelerated these trends that were already underway.
Key trends shaping our industry include:
•The rise of the cloud data platforms is being fueled by the desire of organizations to increase agility, cut operating costs, and achieve scalability. Even traditionally on-premise workloads such as big data and data warehouses are increasingly taking advantage of cloud or hybrid IT infrastructures as cloud becomes the new center of gravity for data. In conjunction with the transition to the cloud, organizations are experiencing an explosion of digital data, which can be leveraged for valuable insights such as business and performance metrics, customer attributes and behavior, and product strengths and capabilities.

•Digital strategies are becoming central to business success as organizations seek to harness their data to make strategic business decisions, manage customer relations, automate processes, improve operational efficiency, deliver engaging and personalized customer experiences, predict customer behavior, and anticipate new market trends. We believe organizations everywhere are seeking ways to gain competitive advantages by collecting, governing, transforming, and sharing their data.
•Modular software is on the rise, in response to demands to move at scale with best-in-class applications, perform real-time analytics, and take advantage of internet-of-things (“IoT”) sensor data and machine learning. Consequently, organizations face a constantly evolving technology stack resulting in more complex and costly manual integration efforts.
•Software-based integration solutions are replacing the time-consuming and expensive process of manual integrations, driven by a desire to reduce costs and a scarcity of personnel with the requisite technical skills.
•Data governance will be required as new data privacy laws and regulations force companies to better account for how they manage data and regulatory risk, and keep up with business needs, technological change, and consumer expectations.
•The demand for self-service technology is increasing with the proliferation of data and its growing strategic importance. This is leading to a new wave of tools that allow both IT and business users to collect, govern, transform, and share data more quickly than before to empower knowledge workers in all roles and functions in an organization to become data consumers.
The sheer volume and complexity of data resulting from these trends will require more powerful and flexible solutions to meet the needs of companies in every industry. The need for trusted data to deliver greater insight is paramount in this increasingly chaotic environment. It is critical for organizations to have a technology strategy that takes advantage of data to support their business initiatives. To do this, IT teams must be able to work with new data platforms and fluidly address high volume, IoT, self-service, and real-time scenarios.
Our Platform
By combining data integration and integrity, Talend Data Fabric empowers organizations to deliver trusted data at the speed required by their business. Talend Data Fabric makes it possible for them to improve productivity, accelerate time to value, and become digital leaders with a breadth of data management capabilities delivered across cloud and hybrid environments. Talend Data Fabric is offered as both a cloud solution and a term-based deployed license, providing organizations the capabilities to share data responsibly with pervasive data quality and governance features and a robust set of API services that provide self-service access to data for a broad range of users. It abstracts integration complexity and natively generates code, which provides flexibility for users to, among other things, inspect, edit, share, and analyze their data. Talend Data Fabric enables organizations to securely perform all necessary data functions, including the following:
•Collect: Discover, capture, integrate, and standardize data from any source to any location, on premise or in the cloud, intuitively building data pipelines with an easy-to-use graphical interface.
•Govern: Easily govern data and ensure its integrity with embedded, machine-learning aided data quality functionality throughout, allowing customers to create a single point of trust and easily trace the lineage of all of their data.
•Transform: Achieve more efficient, more effective, and faster data transformation with both batch and real-time processing, and intelligent data matching, survivorship, and enrichment functionality.
•Share: Share trusted data internally and externally to gain better insights and create more useful experiences for internal and external data users with APIs and a multitude of self-service capabilities.
Talend Data Fabric ensures speed and trust in every step as an organization’s data moves through the data pipeline, from ingestion and integration to governance, transformation, and sharing, ensuring a successful digital transformation and helping organizations become truly data-driven.

Talend Data Fabric combines applications for data ingestion, data integration, big data integration, application integration, cloud integration, data catalog, API design and testing, and self-service data preparation. These applications can be purchased individually, in bundles, or together as Talend Data Fabric. The platform is designed for data in the cloud and on-premise, for integrating applications in real time, and for working with a wide range of databases, data warehouses, file formats, and applications, including Marketo, NetSuite, salesforce.com, and SAP.
Talend Data Fabric includes the following applications, each of which is available as a cloud solution or a term-based deployed license, with the exceptions that Stitch Data Loader, Pipeline Designer, and API Services are cloud-based only:
•Stitch Data Loader. Stitch Data Loader is a data ingestion engine designed to quickly and efficiently connect a multitude of SaaS applications to cloud data warehouse systems including Snowflake, Amazon Web Services (AWS), Microsoft Azure SQL Database, and Google BigQuery. Stitch Data Loader is designed for frictionless adoption, enabling customers to discover, try, and purchase the solution without the involvement of sales personnel. This sales strategy enables customers to start realizing value quickly from their cloud data warehouse and provides a high-volume landing strategy to then upsell and cross sell additional applications and capabilities.
•Pipeline Designer. Pipeline Designer is a self-service web-based application that allows for easy connectivity and integration of popular on-premise and cloud data sources, including SaaS application. The solution supports both batch and streaming through a single application and comes with a toolbox of standard integration functions for building quick data integration pipelines that run in the cloud, on-premise or in a hybrid environment and on the most popular cloud platforms. Pipeline Designer incorporates out-of-the-box support for Python, which enables data scientists to build their own integrations without relying on IT.
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
•Big Data Integration. Talend Big Data Integration provides the same features and functionality as Talend Data Integration, augmented by specialized support for big data platforms. Our solution generates native code for modern big data systems to run real-time, large-scale data processing. It integrates with Apache Hadoop, Apache Spark, NoSQL databases either on-premise or in the cloud. The solution delivers large-scale, high performance in-memory processing by generating native Spark and Spark Streaming code, thus leveraging the full capabilities of the big data environment.
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
•Data Quality. Talend Data Quality helps organizations produce clean, reliable data for data operations by using machine learning-enabled de-duplication, validation, and standardization methods. It also enriches data with external sources like postal validation, business identification, credit score information, and much more. Talend Data Quality is sold as an optional add-on and is embedded into and works together with other Talend applications to ensure high quality, trustworthy data at each step as an organization’s data moves through the data pipeline.
•Data Catalog. Talend Data Catalog enables business and IT users to search, find, and access any data from across their enterprise. It automatically crawls, profiles, organizes, links, and enriches data from any data source, third-party integration tool, or analytics tools. Talend Data Catalog automatically classifies and identifies the quality of data based on built-in data dictionary and quality services, thereby reducing the time for new data sources to be onboarded to users. Talend Data Catalog also leverages technology from third-party partners. By centralizing all information about the provenance and data linage of data, Talend Data Catalog uses over 150 connectors to extract metadata from source systems, including all major databases, data warehouses, and new data platforms such as Spark.
•Data Stewardship. Talend Data Stewardship helps organizations curate and certify data that organizations already have. With Talend Data Stewardship, organizations can isolate data in any flow and bring it to the attention of those administering it. This enables organizations to certify, correct, or reconcile data to ensure a single source of truth. This can be done through well-defined campaigns where the tasks, participants, and related workflows are defined to ensure that the tasks are delegated and processed by the right stakeholders.
•Data Preparation. Talend Data Preparation allows anyone in IT or a business role to access, blend, clean and enrich data with a spreadsheet-like, easy-to-use point-and-click user interface. This empowers users to solve their data preparation challenges on their own without waiting for IT resources. The commercial version of Talend Data Preparation works seamlessly with Talend Big Data Integration, Talend Data Integration, and Talend Cloud, allowing IT and business users to create a data preparation process and share it with an IT developer to embed it into a more complex data integration flow. This allows IT organizations to accelerate data warehousing projects by partnering with business users who are experts in the data being processed.
•API Services. Talend API Services provides full API development lifecycle support that extends from design, test, documentation, implementation to deployment. Users can automatically simulate and test the API using live preview and generate API reference documentation for consumers to integrate. Talend API Services combines continuous integration capabilities and the ability to deploy web services modules as containerized microservices through visual tools, allowing teams to quickly deliver and deploy new applications and services. Developers can select from pre-built components and connectors to natively connect databases, flat files, and cloud-based applications, including mapping components for complex data formats such as EBCDIC files, XML, JSON, and EDI.
Open Source Applications
The foundation of our business was our open source offering, Talend Open Studio. Customers often start out with our open source versions — although once multiple users within the same organization start using our applications, they tend to need the enhanced features that are only included in our commercial offerings. Our open source approach provides additional advantages: customers have access to the open source community that contributes nearly constant additions, such as new connectors, and our open source platform makes it much easier for us to integrate with new innovations and solutions.

Customer Success and Support
Talend is a customer-first organization that focuses on successful outcomes for our customers. Our customers are supported by a dedicated customer success organization. Our customer success team is responsible for driving successful deployments, maintaining customer relationships, renewing existing contracts, identifying expansion opportunities within existing customers, and providing a platform for ongoing learning and best practices for continued customer success.
We provide our subscription customers the option of premium support services in addition to ongoing support and maintenance services included as part of our subscription licenses. Our customer success services include rapid support from our customer success managers, regular case reviews, design of integration jobs and data flows, and reports on operational performance metrics to help each customer implement the perfect data solution. Meanwhile, technical support includes triage, diagnosis, and resolution of product implementation, ongoing usage, and migration issues. Support services and maintenance — including feature developments, enhancements, patches, and connectivity updates — are typically scaled to align to the size and value of the customer. In addition, our customer success team provides technical training courses and resources for our customers and partners through Talend Academy.
Professional Services
Talend Professional Services include strategic enterprise architecture advisory services and implementation support. Our team has staff based in more than ten countries and supports hundreds of clients in more than 25 countries. Professional services accounted for 10%, 12% and 14% of revenue in the fiscal year ended December 31, 2020, 2019, and 2018, respectively.
Our Growth Strategy
Key elements of our growth strategy include:
•Maintaining and extending our technology leadership. We intend to continue to invest in our offerings and develop new features and application modules to support the management of data at scale. We developed the industry’s first measure that instantly assesses data quality: Talend Trust Score. We aim to provide data that is complete, clean, compliant, and readily available to deliver critical business decisions with confidence.
•Being a Strategic Business Partner. We will continue our transition toward being a strategic business partner for our customers. Our focus is on removing the complexity for customers to collect, transform, govern, and share data across hybrid, multi-cloud environments. We want to provide trusted data that is a part of day-to-day decision making. We also seek to be a strategic partner within our ecosystem and believe that the resulting influence we can have within it is an avenue to extend our sales reach and breadth of offerings.
•Growing our customer base. We plan to grow our customer base through the execution of a refined go-to-market strategy with a customer-focused orientation, including through direct sales and strategic relationships with our partners. Our customers range from small-and-medium businesses to Fortune 100 global enterprises. We seek to help customers identify crucial business outcomes that drive their business and anticipate and prepare for the future.
•Expanding within our existing customer base. We are aligning our processes and strategies to meet customers where they are along their data journey. The alignment and successful execution of our customers' most meaningful business outcomes will drive continued penetration into their businesses. We seek to have customers run their business on Talend.
•Continuing to grow internationally. We are a global organization with employees in over 15 countries serving customers across the globe. We intend to continue to expand our footprint in international markets.
Customers
We have a broad, global customer base that includes AstraZeneca, HP, Citi, General Electric, Lenovo, Lowe’s, and Siemens, and spans a broad range of industries, including financial services, technology, telecommunications, healthcare, manufacturing, and retail. During 2020 we had customers in more than 75 countries. As of December 31, 2020, we had over 6,000 paying subscription customers. We define a customer as a paid licensor of our technology, either directly from us or through an authorized reseller. We exclude users of our technology through OEM partnerships. We also exclude users who have downloaded the Open Source versions of our applications but have not entered into a commercial relationship with us and from whom we do not derive any recurring revenue.
Marketing
Our marketing organization is responsible for increasing the awareness of Talend’s solution, fostering the Talend community, generating demand, gathering market feedback, and enabling our field sales team to effectively sell our solution. The open source and free trial editions of our applications are key drivers of awareness and initial usage. Our open source applications have been downloaded more than three million times and seeded the market and led to Talend Data Fabric adoption by many of our current paying customers. When deciding whether to purchase our applications, our customers primarily learn from our Talend community, white papers, webinars, and third-party research before engaging with our sales team. It is a key mission of the marketing organization to support and accelerate this learning process. The marketing organization includes the following functions: digital marketing, community marketing, marketing communications, field marketing and product management and product marketing.
Sales
We sell our software and services through both a direct sales force and indirect channel partners, as well as through our web-based self-service channel. As of December 31, 2020, we had a direct sales presence in over 15 countries across North America, Europe, and Asia. We sell our applications to organizations of all sizes. The majority of our sales are through our direct sales force, which consists of field sales and inside sales professionals. Our sales professionals are generally segmented by customer size, geography, and new logo and expansion opportunities. In addition, in many countries we also sell through a VAR channel and we get referrals from a variety of partners including system integrators. Sales through these channels have grown over the past several years. We have a global team of indirect channel managers responsible for these relationships. We also offer our Stitch Data Loader and Pipeline Designer offerings via a web-based self-service platform, which typically does not require the involvement of sales personnel or partners.
Our business is subject to seasonal trends. See “Risk Factors—The seasonality of our business can create variance in our quarterly bookings, subscription revenue and cash flows from operations” for additional information.
Channels and Alliances
Talend maintains strategic relationships with a variety of partners that we view as a playing a critical role in our growth and success. These partners jointly develop, market, sell, recommend, and/or implement our solution. Our partners include:
•Technology Alliances. We work with big data, cloud application and analytical software vendors to provide integration solutions to their customers. We work with AWS, Microsoft, Google, Snowflake, Databricks, and Cloudera among others.
•Value Added Resellers. Our network of resellers extends our sales and marketing efforts across North America, Europe, the Middle East and Asia-Pacific. Many of our VARs also bring deep vertical market knowledge and implementation expertise.
•Systems Integrators. We have partnered with over 100 large and small systems integrators worldwide, including Cognizant, Capgemini, Wipro, InfoSys, and Virtusa, among others with whom we maintain close strategic relationships.
•Advisories. We are building relationships with consulting firms, including Deloitte, Accenture, Ernst & Young, PricewaterhouseCoopers, and Bain to align more closely with clients as strategic business partners during the inception phase of strategic initiative development as they become modern, data driven companies.
Research and Development
Our research and development team is globally distributed, including in France, Germany, the United States, and China. We take pride in our ability to attract and retain the best talent to our team and to create a challenging yet fulfilling environment where engineers can thrive, solve complex problems, and find innovative ways to address current and future data integration, data processing, and data governance challenges. We follow agile development methodologies, work with the latest technologies, and have created a modern, state of the art, flexible, and automated software development process that has allowed us to deliver high-quality applications and adapt to market changes and new requirements quickly.
Talend has deep roots in the open source community. We believe our open source approach helps us maintain greater transparency, create better software and cultivate happier customers. We have an open source core app that anyone can download, improve, enrich, or extend, and we are very engaged with the open source community to get feedback to improve our applications. In addition to our own in-house developed open source projects, we employ open source committers to key shared projects from the Apache Software Foundation such as Apache Beam, ActiveMQ, Camel, CXF, Apache Karaf, and Syncope that are used in our own technology stack but also in many other enterprise software applications.
Human Capital
We are dedicated to making data useful for all organizations to change the way the world makes decisions by taking the work out of working with data. As a software company, our employees are a significant asset and are critical to achieving our mission and satisfying the needs of our customers. To compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we attract, retain, and motivate skilled and experienced employees.
Employees
As of December 31, 2020, we had 1,397 employees. We have a globally distributed workforce. Our employees are located in over 15 countries with 39% in our North America region, 44% in our Europe, Middle East and Africa region, and 17% in our Asia Pacific region. We believe our globally distributed workforce and our employees’ prior experience working virtually with colleagues around the globe has been an advantage as we have adopted to remote work during the COVID-19 pandemic.
Diversity and Inclusion
We believe a diverse and inclusive environment drives innovation, performance, and creativity, and is integral to our efforts to attract and retain key talent. Approximately 70% of our workforce is male and 30% is female. Our senior leadership team is 63% female and 37% male, and four of the eight members of our board of directors are female. Moreover, we are committed to achieving pay equity within our organization. In 2018 we began conducting an annual review of pay equity. Our analysis for 2020 shows that women earn 96 cents for every dollar earned by men in a comparable position, an improvement from 91 cents per dollar for 2019. We intend to continue to focus our efforts on achieving pay equity across our organization.
Compensation and Benefits
We seek to design our compensation program to attract, retain, and motivate talented individuals who possess the skills necessary to support our business objectives, ensure the success of our customers, and create long-term value for shareholders. We use a combination of fixed and variable pay including base salary, bonuses or commissions, and stock-based compensation. We offer employee benefits that vary by country and are designed to be competitive in the marketplace. In the United States, for example, we offer a 401(k) plan with employer matching contributions; an employee stock purchase program; health benefits; life, business travel and disability insurance; paid time off and parental leave; paid counseling assistance; and mental health and wellness benefits, including the Headspace for Work app. Moreover, to address the added stress imposed on employees by the COVID-19 pandemic, we implemented several initiatives to provide additional support to employees, including a global day off, and a one-time reimbursement for all employees for home office equipment.
Engagement and Retention
As part of our dedication to and investment in employees, we conduct regular employee engagement surveys. The surveys conducted in fiscal 2020 focused on a variety of different areas, including employee satisfaction, inclusion, work life balance, and collaboration. In our fourth quarter 2020 survey, our score improved year-over-year and compared favorably to the benchmark score of our software peers.
We closely monitor hiring and retention globally. During 2020, we added 178 net employees, achieving record hiring and higher retention than our historical averages.

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
•Cloud data warehouse providers such as Amazon, Google, Microsoft and Snowflake, which offer some integration tools and capabilities;
•Vendors from other related markets (for example, SnapLogic, a traditional integration platform as a service vendor, and Salesforce MuleSoft and Dell Boomi, API providers) entering into the data integration and integrity market;
•Early-stage, cloud native, niche data integration technologies, including Fivetran and Matillion; and
•Hand-coded, custom data integration solutions built internally by potential and existing customers.
We believe that we are well-positioned in the marketplace relative to our competitors. We are differentiated from traditional vendors by our advanced technology and rapid innovation, both of which are driven by our open source roots, and we believe emerging niche vendors cannot match the scale of our app breadth or go-to-market capabilities. Unlike other primary competitors, through our cloud offerings and our Stitch Data Loader solution, we believe we are uniquely positioned to serve companies of all sizes and use cases that span enterprise-wide initiatives as well as unique line-of-business needs.
We expect competition to increase as other established and emerging companies enter the data integration software market, as customers’ requirements evolve, and as new products and technologies are introduced. We believe that the principal factors that drive our competitive edge in our market include:
•Application features, architecture reliability, scalability, performance and effectiveness;
•Unified platform that caters to the needs of both business users and data specialists;
•Name and reputation of the vendor or competitive offering;
•Vision for the market and application roadmap, as well as pace of innovation;
•Serverless capabilities and interoperability with numerous cloud and big data solutions vendors;
•Breadth of connectivity with leading cloud and on-premise systems;
•Automation and continuous integration and continuous delivery (CI/CD) capabilities;
•Strategic partnerships with major enterprise software and infrastructure providers;
•Status as a neutral, independent software vendor;
•Performance in hybrid, multi-cloud environments;
•Support for all enterprise integration scenarios, including data integration, event integration, and application integration;
•Demonstrated return on investment through time-to-value and total cost of ownership; and
•Ease-of-use and efficiency during development and deployment.
Many of our existing competitors, however, have and some of our potential competitors could have, substantial competitive advantages such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with distribution partners and customers, greater customer support resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources.
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
As of December 31, 2020, we had two issued patents and one pending patent application in the United States. Our issued patents are scheduled to expire in 2036 and 2037. While we have applied for patent protection for some of our intellectual property, we do not believe we are materially dependent on the issued patents or pending patent application to protect our offerings and we believe the duration of our intellectual property rights are adequate. We may pursue additional patent protection in the future to the extent it would be beneficial to us and cost-effective. We also own and use registered and unregistered trademarks on or in connection with our applications and services in numerous jurisdictions. In addition, we have also registered numerous internet domain names.
Government Regulation
We are a global company subject to numerous and complex laws and regulations in the United States, France, Germany, the United Kingdom, China, and other jurisdictions in which we operate and do business. These laws and regulations involve privacy, data security, data protection, intellectual property, competition, taxation, export controls, employment, and anti-corruption, among other subjects. For example, we are subject to the European Union's General Data Protection Regulation, the California Consumer Privacy Act, the U.S. Foreign Corrupt Practices Act, the United Kingdom's Bribery Act, and the Health Insurance Portability and Accountability Act in the United States, among other regulatory regimes. Many of the laws and regulations that we are subject to are continuously and rapidly evolving and developing, and are subject to interpretation by courts, regulators, and enforcement authorities. As a result, the application to and impact on us of many of the laws and regulations to which we are subject is uncertain. For a discussion of the risks related to these various areas of government regulation, see "Risk Factors—Risks Related to the Regulation of our Business."
Segment and Geographic Information
We operate as a single operating and reportable segment. Information about geographic revenue is described in Note 8, Geographical information, to our consolidated financial statements, which appears in Part II, Item 8 – “Financial Statements and Supplementary Data."
Corporate Information
We were organized as a société par actions simplifiée, or S.A.S., under the laws of France on September 19, 2005 and subsequently converted into a société anonyme, or S.A., on April 14, 2006. We are registered with the French Commerce and Companies Register under the number 484 175 252 RCS Nanterre. Our registered office is located at 5-7 rue Salomon de Rothschild, 92150 Suresnes, France. Our telephone number at this address is +33 (0) 1 46 25 06 00. Our main place of business in the United States is located at 800 Bridge Parkway, Redwood City, CA 94065. Our telephone number at this address is (650) 539-3200. Our website is www.talend.com. Information contained on our website is not part of this Annual Report. Our agent for service of process in the United States is our wholly owned subsidiary, Talend, Inc., a Delaware corporation, located at 800 Bridge Parkway, Redwood City, CA 94065.
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
In December 2019, COVID-19 was reported in China, in January 2020 the WHO declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. This contagious disease outbreak has continued to spread across the globe and is impacting worldwide economic activity.
In light of the rapidly evolving situation relating to the spread of COVID-19 and relevant government orders, we have taken measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are generally requiring all employees around the globe to work remotely. We continue to monitor and safeguard our systems, networks and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, networks, and data upon which we rely. We also have suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. In addition, we hold in-person marketing events to generate sales leads for our products, and restrictions on in-person gatherings have affected our marketing efforts by limiting them to virtual events and digital channels, which may not prove as effective at building sales leads. Further, some projects to assist our customers to implement our software also require presence at the customer’s site and, as a result, some implementation projects have been and others in the future may be delayed. In addition, current social distancing measures could: negatively affect our sales efforts and our ability to enter into customer contracts in a timely manner; slow down our recruiting efforts; challenge our ability to effectively onboard new hires; or create operational or other challenges. Any of the foregoing could harm our business and results of operations. We continue to monitor the situation and will adjust our current policies as the COVID-19 pandemic evolves and public health and other government officials issue additional guidance or orders.
In addition, the COVID-19 pandemic has and will continue to disrupt the operations of certain of our customers, channel partners, resellers and systems integrators for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchase decisions, extended payment terms, and postponed or canceled projects. More generally, the COVID-19 pandemic is adversely affecting economies globally. The impacts of the global COVID-19 pandemic on the broader global economy have been swift, dramatic and unpredictable. The latency and duration of these impacts are diverse across geographies and jurisdictions in which we market and sell our solutions. We have had some planned purchases of our solutions delayed or canceled because of current economic conditions. The COVID-19 pandemic and macroeconomic conditions could reduce demand for our solutions in the future. We or our customers may also experience increased costs associated with security of our infrastructure and data, as the increase in remote work has also increased the surface area potentially vulnerable to cyberattack. As a result of the foregoing factors, the current COVID-19 pandemic and economic conditions may adversely affect demand for our solutions and may harm our business and results of operations.
It is not currently possible to estimate with any reasonable certainty the precise impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the duration and spread of the pandemic, the extent and effectiveness of containment and vaccination efforts, and the impact of these and other factors on our employees, customers, partners, and vendors.

Prolonged economic uncertainties or downturns, including from the COVID-19 pandemic could harm our business.
Current or future economic downturns, fear or anticipation of such conditions, or uncertainty as to how the U.S. or foreign governments will act with respect to the COVID-19 pandemic, tariffs, and international trade agreements and policies, could harm our business and results of operations, cause a decrease in corporate spending on enterprise software in general and slow down the rate of growth of our business. In addition, financial and credit market fluctuations, the impact and uncertainty regarding global central bank monetary policy, changes in interest rates and inflation, changes in international trade relationships and trade disputes between the U.S. and other countries, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom “Brexit” from the European Union, economic challenges in China, and terrorist attacks in the United States, Europe or elsewhere, individually or collectively, could negatively affect the U.S. and global macroeconomic environment. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets including the availability of capital and the terms, cost and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
Currently, the U.S. and global macroeconomic environment is being negatively affected by the COVID-19 pandemic. The current worldwide economic conditions attributable to the COVID-19 pandemic have made it challenging for our customers and us to forecast and plan future business activities accurately and has caused and could continue to cause customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In fact, some prospective customers have delayed or canceled planned purchases of our products and some existing customers have reduced or have not renewed contracts in light of the COVID-19 pandemic and current economic conditions. We believe that the current global macroeconomic conditions have resulted in slower revenue growth across our business as a result of fewer purchases by new customers, and decisions by customers not to increase, to decrease, or even end of their contracts with us when their contracts are up for renewal. Furthermore, during these challenging economic times our customers may face issues in managing working capital or gaining access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to, among other things, increase our allowance for doubtful accounts, grant payment concessions or modify payment terms, which would harm our results of operations. For example, in March 2020 we saw an increase in the days outstanding of our accounts receivables related to requests from certain customers for extended payment terms and flexibility, though these trends have since stabilized and improved. We have a significant number of customers in industries highly impacted by the COVID-19 pandemic, including the travel and hospitality, retail, and energy industries. Current macroeconomic conditions have caused and may cause firms in certain of these and any other impacted industries to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in industries affected by current macroeconomic conditions may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors have responded and may continue to respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.
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
We have incurred losses in all years since our inception. We incurred a net loss of $79.6 million in the year ended December 31, 2020, $61.5 million in the year ended December 31, 2019 and $39.0 million in the year ended December 31, 2018. As a result, we had accumulated losses of $358.1 million as of December 31, 2020. We anticipate that our operating expenses will increase for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, broaden our installed customer base, expand our sales channels and our operations, and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire or renew subscriptions with customers, particularly large enterprise customers, a failure to capitalize on growth opportunities or the impact of the COVID-19 pandemic and macroeconomic conditions on IT spending. In fact, our revenue growth rate has slowed over the past several years due to demand headwinds for term-based deployed licenses and our professional services offerings, as well as macroeconomic conditions resulting from the COVID-19 pandemic. Any failure to sufficiently increase our revenue could prevent us from achieving profitability or improving cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
If we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.
While we have historically experienced significant revenue growth, we may not achieve similar revenue growth in future periods or at all. Our employee headcount and number of customers have increased significantly and over time we expect to continue to grow our headcount. The evolution of our business and product offerings places a continuous significant strain on our management, operational and financial resources. As we have grown, we have managed more complex deployments of our subscriptions with large enterprise customers, and part of our growth strategy is to increase sales to these customers. We must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner to manage our growth to date and any future growth effectively.
We may not be able to successfully scale improvements to our product offering or implement systems, processes and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. In addition, our existing systems, processes and controls may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. Our failure to improve our systems, processes and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to forecast our revenue, forecast our expenses and earnings accurately, or to prevent certain losses. For example, we are implementing certain new enterprise software systems and enhancing existing software systems. Any failure to implement these systems may disrupt our operations and our operating expenses could increase. Additionally, our productivity and the quality of our products and services may be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination throughout our organization. If we do not successfully manage the coordination of our internal teams, including our sales and marketing functions, we may experience reduced productivity of our employees and may be constrained in our ability to further grow and scale our business. Failure to manage any future growth effectively could result in increased costs, negatively affect our customers’ satisfaction with our products and services and harm our results of operations.
Recent changes to our sales and marketing organizations and strategies may result in employee turnover, disruption to our sales activities and may adversely affect our operating results.
As part of our efforts to manage future growth and achieve greater efficiency we have made changes to our sales and marketing organizations and strategies. In particular, as of the beginning of 2021, we reorganized the structure and operations of our sales organization to center the organization around four distinct market segments: small business, mid-sized business, enterprise and strategic enterprise accounts. We also established dedicated teams to specifically drive new logo acquisition and client expansion. Although we believe the reorganization will improve our efficiency and performance, the reorganization may not have the intended effect and we may experience employee turnover, disruption to our sales activities, and the reorganization may adversely affect our operating results.
If we are unable to increase sales of our solution to new customers and sell additional products to our existing customers, our future revenue and results of operations will be harmed.
Our future success depends on our ability to sell our subscriptions to new customers and to expand the deployment of our platform with existing customers by selling additional subscriptions. As a result, we may be required to use increasingly sophisticated and costly sales efforts to differentiate our offerings from those of our competitors, which may not result in additional sales. In addition, the rate at which our customers purchase additional subscriptions depends on a number of factors, including the perceived need for additional data integration and integrity products, evolving sales strategies as well as general economic conditions. The COVID-19 pandemic has made it more challenging to sell our subscriptions to new customers because curtailed travel and lack of in-person meetings make it more difficult to establish trusted business partner relationships, especially in certain cultures. Moreover, some industries particularly impacted by the COVID-19 pandemic, including travel and hospitality, retail, and energy, have significantly cut or eliminated capital expenditures at this time. If we are unable to build new relationships with those verticals during the pandemic, that could harm our customer base later. Even if we are able to demonstrate the value of our solution to a potential customer, they may choose to adopt our competitors’ offerings instead for a variety of reasons, including familiarity, legacy implementation, and uncertainty surrounding change. If our efforts to sell additional subscriptions to our customers are not successful, our business may suffer.
The market for our cloud offerings is relatively new, unproven and evolving, and our future success depends on the growth and expansion of such market and our ability to adapt and respond effectively to an evolving market.
The market for cloud offerings is relatively new, rapidly evolving and unproven. Our future success will depend in large part on our cloud offerings' ability to penetrate the existing market for data integration and integrity platforms, as well as the continued growth and expansion of the market for data integration and integrity platforms. It is difficult to predict customer adoption and renewals, customers’ demand for our offerings, the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. If we do not correctly anticipate changes in these markets or are unable to respond quickly and effectively to changes in these markets, our business may be harmed. Our ability to penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our offerings, as well as subscription customers’ willingness to adopt an alternative approach to data integration and integrity platforms. Additionally, demand for our cloud offerings will depend in large part on the adoption of cloud data warehouses. Furthermore, many potential subscription customers have made significant investments in hand coding or legacy ETL software and may be unwilling to invest in a new solution. If the market for cloud offerings fails to grow or decreases in size, or if we fail to adapt to any changes in the industry, our business would be harmed.
If we fail to successfully manage our business model transition to cloud offerings and a cloud-oriented sales model, our results of operations could be negatively impacted.
For a number of years there has been an industry transition to cloud technologies and a decrease in on-premise big data application adoption. In response to these trends we accelerated the development of our cloud offerings and shifted to a cloud-oriented sales model. During our business model transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as revenue is recognized ratably rather than a portion up front. Further, our cloud customers typically demand fewer professional services from us compared to term-based deployed license customers, which has had, and we anticipate will continue to have, a negative impact on our professional services revenue.
Our transition may give rise to a number of risks and uncertainties, and if we do not successfully navigate and execute this transition, our business and future operating results could be adversely affected. Continued development of existing cloud offerings as well as new cloud offerings requires a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, the timing of customers' digital transformation, social/community engagement, customer concerns with entrusting a third-party to store and manage their data, public concerns regarding privacy, data security, and data protection and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, competitive offerings, particularly from low-end cloud competition, tax and accounting implications, pricing, and our costs. Even if we successfully implement this transition, new customers and existing customers may not purchase subscriptions for our new or redeveloped cloud offerings.
Moreover, if our sales model is not successful, or if new sales models we adopt are not successful, our business, financial condition and results of operation could be adversely affected. In addition, any failure of our management and sales personnel to develop and implement sales strategies for our new product offerings could harm our ability to successfully introduce new products.

If we are not successful in increasing sales of our solutions to new and existing large enterprise customers, our operating results may suffer.
Our growth strategy is multifaceted and includes increasing sales of our solution to new and existing large enterprise customers. Sales to these large enterprise customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include:
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
Our business historically has been substantially dependent on sales leads from in-person marketing events and digital marketing efforts, and if we are unable to successfully shift to digital demand generation activities that generate significant volumes of such leads, our results of operations and operating cash flow may be adversely affected.
We have traditionally utilized in-person marketing events to educate potential customers about our solutions and generate sales leads. In light of social distancing measures implemented to combat the COVID-19 pandemic, we have been unable to hold in-person marketing events and attend trade shows and instead have had to rely on virtual-only events. We have adapted and redesigned traditional demand generation activities to meet the new restrictions arising from the COVID-19 pandemic. However, we did not have a history of utilizing virtual-only events to such a large extent and are still learning the most effective practices and adjusting accordingly. As a result, our virtual-only events have not been and may continue not to be as successful in creating an interest in our solutions or generating sales leads as our in-person events and our marketing team will need to continue to make adjustments as it adapts. If our virtual-only marketing efforts are not as successful as our in-person marketing events, then our results of operations and operating cash flow could be adversely affected.
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

Recent significant changes to our leadership team and the resulting management transitions and organizational changes might harm our future operating results.
We have recently experienced significant changes to our leadership team. In January 2020, Christal Bemont was appointed as our Chief Executive Officer. At the same time, we announced the hiring of Ann-Christel Graham as our Chief Revenue Officer, or CRO, and we also announced the creation of a new Chief Customer Officer position, or CCO, which was filled by Jamie Kiser. In October 2020, Ms. Kiser was named our Chief Operating Officer, in addition to her position as CCO, and Krishna Tammana joined as our Chief Technology Officer, or CTO. Although we believe these leadership changes are in the best interest of our stakeholders, these changes have resulted in significant organizational changes, including to our sales and marketing organizations. The leadership transition and organizational changes have resulted and may in the future result in loss of personnel with deep institutional or technical knowledge and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity, and increased turnover. Moreover, to the extent we experience management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.
We depend on a highly skilled workforce, our executive officers and members of our leadership team. An inability to retain and attract highly skilled employees or the loss of one or more of our executive officers or members of our leadership team could harm our business.
Our future success depends, in part, on our ability to attract and retain highly skilled personnel. The inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. In fact, we are substantially dependent on the continued service of our existing engineering personnel because of the complexity of our platform. Further, any failure to hire, train, retain and adequately incentivize our sales personnel could negatively affect our growth and the inability of our recently hired sales personnel to effectively ramp up to target productivity levels could negatively affect our operating margins.
Our employees do not have employment arrangements that require them to continue to work for us for any specified period. They can terminate their employment with us at any time. Additionally, the industry in which we operate generally experiences high employee attrition. We believe several factors may negatively impact our attrition rate in 2021, including the implementation of certain internal strategic changes, and an increase in employees' willingness to change jobs if the COVID-19 pandemic is controlled or eradicated through ongoing vaccination efforts. We are also subject to restrictions under French law with respect to the number of restricted share units we may have outstanding relative to our share capital, as well as minimum vesting and holding period requirements for our restricted share units. These limitations have impacted and may continue to impact our ability to offer competitive equity compensation to both current and prospective employees.
Our future performance also depends on the continued services and continuing contributions of our executives and members of our leadership team to execute on our business plan and to identify and pursue new opportunities and product innovations. Although we have entered into employment offer letters with our executive officers and the members of our leadership team, these agreements have no specific duration and constitute at-will employment. The loss of one or more of our executive officers or members of our leadership team could seriously harm our business and results of operations, reduce employee retention, disrupt our relationships with our employees, customers and vendors, and impair our ability to compete.
Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have a substantial presence and need for highly skilled personnel. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. In addition, we have experienced difficulty, and in the future may not be successful, in attracting or integrating qualified personnel to fulfill our current or future needs. We intend to be disciplined with headcount growth in 2021 to seek to improve operating efficiency. If we incorrectly assess the capabilities of our current workforce, this approach to new headcount could put a strain on our existing workforce and result in increased attrition, which could adversely affect our ability to execute our business strategy. Moreover, if we fail to fill positions essential to executing and achieving our strategic plans and objectives, whether because of our restrained hiring plans or an inability to recruit and attract talent, we may fail to execute and achieve them, which could adversely affect our business, financial condition and results of operation. Temporary office closures and travel restrictions as a result of the COVID-19 pandemic could make it more difficult to onboard new employees, provide trainings and integrate them into our workforce, which could adversely affect the productivity of our employees and our business.

Interruptions or performance problems associated with our technology and infrastructure, such as security incidents, and our reliance on technologies from third parties, may adversely affect our business operations and financial results.
Our website and internal technology infrastructure may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes, including technical failures, natural disasters, fraud or security incidents, such as ransomware attacks. Our use and distribution of open source software and remote work arrangements may increase this risk. If our website is unavailable, our users are unable to use our products or download our tools, we fail to satisfy contractual obligations guaranteeing minimum availability rates, or users or prospective users are unable to order subscription offerings or professional services within a reasonable amount of time or at all, our business could be harmed.
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
Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts, the length and variability of the sales cycle of our subscription offerings and the difficulty in making short-term adjustments to our operating expenses. The length of our sales cycle, from initial contact with our sales team to contractually committing to our subscription offerings, can vary substantially from customer to customer based on deal complexity as well as whether a sale is made directly by us or through a channel partner. Particularly for larger enterprise customers, the sales cycle can be longer and require additional resources as these customers may undertake an evaluation process and we may spend substantial time, effort and money in these sales efforts. Additionally, product purchases by larger organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Larger enterprise customers may also have longer implementation cycles and require greater product functionality or support. It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. In fact, as a result of current economic conditions, some expected sales have delayed or canceled as potential customers reevaluate their IT spending budgets or implement additional approval processes. In the future, we may experience delays and cancellations as a result of any current or future recession. The loss or delay of one or more large transactions in a quarter could affect our cash flows and results of operations for that quarter and our revenue for any future quarters. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if we are unable to convert large enterprise customers and our revenue falls below our expectations in a particular quarter, which could cause the price of our ADSs and ordinary shares to decline.
We rely significantly on revenue from subscriptions, which may decline over time. Because we recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales trends are not reflected in full in our current results of operations.
Subscription revenue accounts for a significant portion of our revenue, comprising 90% of total revenue in the year ended December 31, 2020, 88% in the year ended December 31, 2019 and 86% in the year ended December 31, 2018. We have experienced fluctuations in our renewal rates, particularly with respect to our cloud offerings. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’

spending levels, including as a result of COVID-19 pandemic induced economic weakness. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.
Under ASC 606, the revenue recognition standard adopted by us on January 1, 2018, the support and maintenance element of term-based deployed license arrangements represents a series of performance obligations that are delivered over time and are recognized ratably over time. Our term-based deployed licenses are also comprised of a separate performance obligation related to the software license element of the subscription, which is a much smaller portion of the subscription arrangement. We allocate a portion of the transaction price of a term-based deployed license to the software license performance obligation and the remainder of the transaction price to the support and maintenance performance obligation (See Note 2, Summary of Significant Accounting Policies -- Revenue recognition, in the notes to our consolidated financial statements for the year ended December 31, 2020 in this Annual Report). Subscriptions for our cloud offerings represent the right of access to our software as a service for which revenue is recognized ratably over the term of the arrangement. Subscription agreements typically have a contractual term of one to three years and are generally billed annually in advance and non-cancelable.
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
If our existing customers terminate, do not renew their subscriptions, or reduce their spending with us, it could have an adverse effect on our business and results of operations.
We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the year ended December 31, 2020, the majority of our subscription revenues were derived from the renewals of existing subscription agreements. As a result, achieving a high renewal rate of our subscription agreements is critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates have in the past, and may in the future, decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, the capabilities of competing products, the introduction of competing technologies, our product uptime or latency, the pricing of our or competing products, and changes in IT budgets and macroeconomic conditions, including the current economic conditions resulting from the COVID-19 pandemic. Moreover, if we experience difficulties assisting customers with the successful implementation of new projects, including as a result of COVID-19 social distancing measures, our renewal rates may be adversely affected. In addition, any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy, including as a result of the COVID-19 pandemic, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ willingness or ability to renew their subscription agreements. Even if our customers renew their subscriptions, they may renew for lower subscription amounts or for shorter subscription terms or on other terms that are less economically beneficial to us. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may grow more slowly than expected or decline.
Our future success depends in large part on the growth of the market for cloud data management and an increase in the desire to ingest, store and process data in the cloud, and the market for cloud data warehouses and applications may not grow as expected and, even if such growth occurs, our business may not grow at similar rates, or at all.
Our ability to increase the adoption of our cloud integration solutions, sales of related support subscriptions, and professional services depends on the increased adoption of big data services and applications by enterprises. While we believe that cloud data management, including data warehouses and integration solutions, can offer a compelling value proposition to many enterprises, its broad adoption presents challenges to enterprises, including developing the internal expertise and infrastructure to manage these solutions effectively, coordinating multiple data sources, and implementing the necessary security and controls to become comfortable with storing and accessing critical data in the cloud. Accordingly, our expectations regarding the potential for future growth in the market for big data applications and services, and the third-party growth estimates for this market are subject to significant uncertainty. If the overall market for cloud data management does not grow as expected, our business prospects may be adversely affected. Even if the market for cloud data management and services increases, our business may not grow at a similar rate, or at all.
We derived a substantial portion of our subscription revenue in the year ended December 31, 2020 from our term-based deployed Talend Big Data Integration offering and our cloud offerings and failure of these offerings to satisfy customer demands or to achieve increased market acceptance would harm our business, results of operations, financial condition and growth prospects.
We derived a substantial portion of our subscription revenue in the year ended December 31, 2020 and expect to continue to derive a significant portion of our subscription revenue from our term-based deployed Talend Big Data Integration offering and our cloud offerings. Demand for these offerings is affected by a number of factors, many of which are beyond our control, including market acceptance of our solutions by referenceable accounts for existing and new use cases, the timing of development and release of new products by our competitors and additional capabilities and functionality by us, and technological change and growth or contraction in the market in which we compete, including the adoption of big data technologies. We expect the proliferation of data to lead to an increase in the IT integration needs of our customers, and our term-based deployed Talend Big Data Integration offering and our cloud offerings may not be able to perform to meet those demands. If we are unable to continue to meet our subscription customer requirements, achieve more widespread market acceptance of such offerings, or increase demand for these offerings, our business, results of operations, financial condition and prospects will be harmed.
Incorrect implementation or use of our software could result in customer dissatisfaction and negatively affect our business, operations, financial results and growth prospects.
Our platform is designed to be operated in a self-service manner by our customers who subscribe to our cloud solution and our platform may also be deployed on-premise in large scale, complex IT environments of our customers. Our customers and channel partners require training and experience in the proper use of and the variety of benefits that can be derived from our platform to maximize its benefit for their business. If our platform is not implemented or used correctly or as intended, inadequate performance or security vulnerabilities may result. The incorrect implementation or use of our software or our failure to train customers on how to use our software productively may result in customer dissatisfaction, negative publicity and may adversely affect our reputation and brand. Failure by us to provide these training and implementation services to our customers would result in lost opportunities for follow-on sales to these customers and adoption of our platform by new customers and adversely affect our business and growth prospects. Further, we have in the past, and may in the future, experience reduced demand for our professional services. If we are not able to sell professional services to our customers, their ability to successfully implement our software may be harmed, which could result in customer dissatisfaction with our products, negatively impact renewal or expansion rates, harm our brand, and adversely affect our results of operations.
In cases where our platform has been deployed on-premise within a customer’s IT environment, if we or our customers are unable to configure or implement our software properly, or are unable to do so in a timely manner, customer perceptions of our platform may be impaired, our reputation and brand may suffer, and customers may choose not to increase their use of our platform or to discontinue its use. In addition, our term-based deployed license solution imposes server load and data storage requirements for implementation. If our customers do not have the server load capacity or the storage capacity required, they may not be able to implement and use our platform effectively and, therefore, may choose to discontinue their use of our platform or not increase their use.
Our ability to increase sales of our solution is highly dependent on the quality of our customer support, and our failure to offer high-quality support would have an adverse effect on our business, reputation and results of operations.
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
We continue to be substantially dependent on our sales force to obtain new customers and to drive additional usage and sales among our existing customers. We believe that there is significant competition for sales personnel, including enterprise sales representatives and sales engineers, with the skills and technical knowledge that we require. In particular, there is significant demand for sales engineers with data integration and cloud software expertise. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. For example, attrition and changing sales team leadership have resulted and may continue to result in slower than expected growth in affected geographies. New hires require significant training and may take significant time before they achieve full productivity before we can continue to scale our sales efforts. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales force will have relatively little experience working with us, our subscription offerings and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, or our sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be harmed.
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
•Cloud data warehouse providers such as Amazon, Google, Microsoft, and Snowflake, which offer some integration tools and services;
•Vendors from other related markets (for example, SnapLogic, a traditional integration platform as a service vendor, and Salesforce MuleSoft and Dell Boomi, API providers) entering into the data integration and integrity market;
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
Certain of our current strategic partners, such as Cloudera, Amazon, Google, Microsoft, and Snowflake have developed or may develop and offer their own data integration solutions. Such competitors may be more likely to promote and sell their own solutions over our products and they may ultimately be able to transition customers onto their competing solutions, which could materially and adversely affect our revenues and growth. Further, such competitors may cease their relationships with us. For example, we use the cloud hosting services provided by AWS and Microsoft Azure for our cloud offerings. While our customer contracts do not obligate us to use a particular cloud hosting service platform, if either AWS or Microsoft denied us access to their cloud hosting services, we could lose customers who are sensitive to the cloud hosting service platform we utilize for their account.
In addition, some of our larger competitors have substantially broader and more diverse product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, including through selling at zero or negative margins, product bundling, or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. These larger competitors often have broader market focus and may therefore not be as susceptible to downturns in a particular market. To maintain or increase market share, competitors, especially larger competitors, that have greater financial resources than us have offered and may in the future offer their solutions at lower prices. Many of our smaller competitors that specialize in niche data integration technologies may introduce new products which are disruptive to our solution. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. While we endeavor to engage customers on our standard form agreements, in order to successfully engage larger customers in a highly competitive environment we may be required to negotiate our standard terms or transact on our customers’ forms, which may result in accepting more onerous terms and obligations, and greater liability exposure, than we do in our standard forms.
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
Our standard form agreements with our customers typically contain provisions intended to limit both the types of claims for which we would be liable and the maximum amount of our liability. However, some of our customers require us to accept contract terms that do not include the same limitations. Additionally, any limitation of liability provisions that may be contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Any liability claims with respect to defects, security vulnerabilities, errors, or performance failures of our products could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability, subject to applicable deductibles, may not be adequate to cover a potential claim, and if we experienced a significant incident that impacted many customers, we could be subject to indemnity claims or other damages that exceed our insurance coverage. If such a breach or incident occurred, our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, such insurance may not continue to be available to us in the future on economically reasonable terms, or at all, and insurers may deny us coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
A breach of our security measures or unauthorized access to private or proprietary data, or a perception that any security breach or other incident has occurred, may result in our software being perceived as not secure, lower customer use or stoppage of use of our products, and significant liabilities.
Our products involve the processing of large amounts of our customers’ sensitive and proprietary information, as well as personal data and personal information. Additionally, we collect and store certain sensitive and proprietary information, and personal data and personal information, in the operation of our business, including trade secrets, intellectual property, employee data, and other confidential data. While we have taken measures to protect our own proprietary and confidential information, as well as the personal information, personal data, and confidential information that we otherwise obtain, including confidential information we may obtain through customer usage of our cloud offerings, we have experienced and may in the future experience, security breaches, including breaches resulting from a cybersecurity attack, phishing attack, or other means, including unauthorized access, unauthorized usage, viruses or similar breaches or disruptions. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. These sources can also implement social engineering techniques to induce our employees, contractors, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our customers’ data. Further, security breaches and other security incidents may result from employee or contractor error or negligence or those of vendors, service providers, and strategic partners on which we rely. We may be more susceptible to security breaches and other security incidents while social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 pandemic because we have less capability to implement, monitor and enforce our information security and data protection policies.
Any compromise of our security or any unauthorized access to or breaches of the security of our or our service providers’ systems or data processing tools or processes, or of our product offerings, as a result of third-party action, employee error, defects or bugs, malfeasance, or otherwise, which results in someone obtaining unauthorized access to our proprietary or confidential information, personal information or other private or proprietary data, or any such information or data of our customers, could result in the loss or corruption of any such information or data, or unauthorized access to or acquisition of, such information or data. We have experienced unauthorized access to information from certain of our application code repositories, hosted by a third-party provider, and from a separate cloud services platform. Past and future security breaches could result in reputational damage, litigation, regulatory investigations and orders, loss of business, loss of intellectual property, indemnity obligations, damages for contract breach, penalties for violation of applicable laws, regulations, or contractual obligations, and significant costs, fees and other monetary payments for remediation, including in connection with costly and burdensome breach notification requirements.
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

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers have been and in the future may be the targets of cyberattacks, malicious software, phishing schemes, fraud, and other risks to the confidentiality, security, and integrity of their systems and the data they process for us. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react, remediate or otherwise address any security breach or other security incident in a timely manner, or implement adequate preventative measures. In December 2020, one of our vendors, SolarWinds, disclosed that it was the subject of a cyberattack that inserted a vulnerability within its Orion monitoring products which, if present and activated, could potentially allow an attacker to compromise the server on which the Orion products run. We do not believe we were impacted by the vulnerability, but continue to monitor the situation. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain.
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
Our rebranding efforts to maintain and enhance our brands may not be successful.
We believe that the brand identities that we have developed have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brands is important to expanding our customer base and attracting talented employees. In order to maintain and enhance our brands, we may be required to make further investments that may not be successful. During 2020 we introduced new branding, including a new logo, new trade dress, and new messaging, which if not successful could adversely affect our brand image and identity and our marketing efforts. Maintaining our brands will depend in part on our ability to remain a leader in data integration and integrity technology and our ability to continue to provide high-quality offerings. If we fail to promote and maintain our brands, or if we incur excessive costs in doing so, our business, financial condition, results of operations and cash flows may be harmed.
Any failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business.
In September 2019, we received net proceeds of $149.1 million (after deducting the initial purchasers’ discount) from the issuance of 1.75% Convertible Senior Notes due September 1, 2024, or the 2024 Notes. To that end, we expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2021 as we intend to make investments in our business in order to support our growth. We have a history of negative cash flow from operating activities and as a result may need to raise additional funds in the future or we may elect to raise additional capital to fund investments in our business or strategic investments. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. In addition, we expect that our status as a French entity and our ADS structure may negatively impact the trading volume of our ADSs, which may harm our ability to access capital from the public markets. If we raise additional capital by issuing equity or securities convertible into equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
Our relatively limited operating history, particularly as a cloud company, makes it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
We were founded in 2005, launched our first product in 2006 and began offering our platform on a subscription basis in 2007. Our relatively limited operating history, particularly as a cloud company, makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including changing customer preferences, competing offerings and pricing, evolving sales strategies and other risks described in this Annual Report. If we do not address these risks successfully, our business and results of operations will be adversely affected, and the market price of our ADSs and ordinary shares could decline. Further, we have limited historical financial data and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
Delivering certain of our products via the cloud increases our expenses and may pose other challenges to our business.
We offer and sell our products via both the cloud and on premise using the customer’s own infrastructure. Historically, our products were developed in the context of the deployed offering, and we have less operating experience offering and selling our products via our cloud offering. Although a majority of our revenue has historically been generated from customers using our term-based deployed licenses, a majority of our new subscription business comes from the cloud and we believe that over time more customers will continue to move to the cloud offering. As more of our customers transition to the cloud, we may be subject to additional contractual obligations with respect to privacy, data security and data protection, as well as competitive pressures and higher operating costs, any of which may harm our business. If our cloud offering does not develop as quickly as we expect, or if we are unable to continue to scale our systems to meet the requirements of a large cloud offering, our business may be harmed. We are directing a significant portion of our financial and operating resources to implement a robust cloud offering for our products and to support our existing customers' transition to our cloud offerings, but even if we continue to make these investments, we may be unsuccessful in growing or implementing our cloud offering competitively, and our business, results of operations and financial condition could be harmed.
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
The competitive position of our product offerings depends in part on their ability to operate with products and services of third parties, including companies that offer big data solutions, cloud solutions, software services and infrastructure, and our products must be continuously modified and enhanced to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies, whether our partners or otherwise, may choose not to support the operation of their software, software services and infrastructure with our product offerings. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support our product offering. We intend to facilitate the compatibility of our solution with various third-party software, big data solutions, cloud solutions, software services and infrastructure offerings by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.
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
A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but these steps may not be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. The COVID-19 pandemic and related mitigation measures may adversely affect the ability of our channel partners to sell our products, which could adversely affect our results of operations. Moreover, if we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We may not retain these channel partners and may not be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.
If we are unable to maintain successful relationships with our strategic partners, our business operations, financial results and growth prospects could be adversely affected.
In addition to our direct sales force and channel partners, we maintain strategic relationships with a variety of strategic partners, including systems integrators, consulting firms, and big data, cloud application and analytical software vendors, to jointly market and sell our subscription offerings. We expect that sales through our strategic partners will continue to grow as a proportion of our revenue for the foreseeable future.

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
As a result of customer buying patterns, we have historically received a substantial portion of subscriptions during the last month of each fiscal quarter. If expected sales at the end of any fiscal quarter are delayed for any reason, including the failure of anticipated purchases to materialize, particularly larger deals that may be dictated by a customer’s internal evaluation process outside of our control, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in order fulfillment based on trade compliance requirements, our cash flows and results of operations for that quarter, and our revenue for subsequent periods could fall below our expectations and the estimates of analysts, which could adversely impact our business and results of operations and cause a decline in the market price of our ADSs or ordinary shares.
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
Our results of operations, including the levels of our revenue, cost of revenue, gross margin, operating expenses, cash flow and deferred revenue, have fluctuated from quarter-to-quarter in the past and may continue to vary in the future so that period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. If our revenue does not meet our expectations, we are unlikely to be able to adjust our spending to levels commensurate with our revenue. As a result, the effect of revenue shortfalls on our results of operations may be more accentuated, and these and other fluctuations in quarterly results may negatively affect the market price of our ADSs and ordinary shares.

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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for products like ours may change, thereby restricting our ability to sell into the U.S. federal government, U.S. state government, or foreign government sectors until we have attained the revised certification. Government demand and payment for our subscription offerings and professional services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our subscription offerings and professional services. The COVID-19 pandemic has caused governments to run significant budget deficits, which may result in cuts to government budgets and adversely affect demand from government entities for our solutions.
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
We have a limited track record in acquiring and integrating other businesses and we may acquire other businesses, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in November 2018 we acquired Stitch Inc. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is relatively unproven given our limited track record. Our ability to successfully acquire companies, products and technologies depends, in part, on our ability to attract and retain highly skilled personnel. If we are unable to attract and retain qualified personnel, we may be unable to take advantage of opportunities to make beneficial acquisitions or investments. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. In addition, if we are unsuccessful at integrating any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. Our integration of future acquisitions would be particularly challenging for us during the COVID-19 pandemic, due to temporary office closures, restrictions on travel, and remote working, and may not be successful.
We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges. We may have to pay cash, incur debt, or issue equity to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our ADSs and ordinary shares. The issuance of equity to finance any future acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The occurrence of any of these risks could harm our business, results of operations and financial condition.
Catastrophic events or man-made incidents may disrupt our business and we may be more vulnerable to such events due to the location of our operations.
A significant natural disaster, such as an earthquake, fire or flood, or significant power outage could have an adverse impact on our business, results of operations and financial condition. Our primary U.S. office is located in Redwood City, California in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, the San Francisco Bay Area has been subject to power blackouts to mitigate the risk of wildfires and our Redwood City office could be subject to such blackouts, potentially for an extended period of time. In the event our or our channel partners’ abilities are hindered by any of the events discussed above, sales could be delayed, resulting in missed financial targets, such as revenue or cash flow, for a particular quarter. In addition, acts of terrorism, epidemics or pandemics, such as COVID-19, geopolitical unrest, or other man-made problems could cause disruptions in our business or the business of our channel partners, customers or the economy as a whole. Any disruption in the business of our channel partners or customers that affects sales at the end of a fiscal quarter could have a significant adverse impact on our future quarterly results. Further, if a natural disaster or man-made problem were to affect Internet service providers, this could adversely affect the ability of our customers to use our products. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in our inability to continue our operations, system interruptions, reputational harm, delays in our development activities, breaches of data security and loss of critical data, delays or cancellations of customer orders, or the delay in the deployment of our products, our business, financial condition and results of operations would be adversely affected.
Risks Related to Intellectual Property
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trade secrets, trademarks, copyrights, contractual restrictions, patents and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. In fact, in the past we have experienced breaches into our information technology systems that could have resulted in unauthorized access to our intellectual property. As a result of past breaches or a failure in the future to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of December 31, 2020, we had two issued patents and one pending patent application in the United States. We intend to seek further patent protection in the future; however, we may be unable to obtain any patent protection for our technology. In addition, our issued patents and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of December 31, 2020, we had two issued patents and one pending patent application in the United States. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
Risks Related to Litigation and the Regulation of our Business
We may be the subject of litigation which, if adversely determined, could harm our business and operating results.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, laws relating to data privacy, data security and data protection, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. We have been, currently are, and may in the future be, subject to legal claims arising in the normal course of business. Such legal claims have included intellectual property-related, commercial, and employment claims, and may in the future include those categories of claims, as well as, product liability, class action, whistleblower and other litigation and claims. An unfavorable outcome on any litigation matter could require that we pay substantial damages. In addition, we may decide to settle any litigation, which could cause us to incur significant costs.
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
Privacy, data security, and data protection have become significant issues in the United States, Europe and in other jurisdictions where we offer our products. The regulatory frameworks for privacy, data security, and data protection issues worldwide are rapidly evolving, being tested in courts, likely to remain uncertain for the foreseeable future and may result in ever-increasing regulatory and public scrutiny, as well as escalating levels of enforcement and sanctions. Federal, state, and foreign government bodies and agencies have in the past adopted, and may in the future adopt, new laws and regulations or may make amendments to existing laws and regulations affecting privacy, data security and data protection, including the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Industry organizations also regularly adopt and advocate for new standards in these areas.
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
In the United States, we may be subject to investigation and/or enforcement actions brought by federal agencies and state attorneys general and consumer protection agencies. We publicly post notices and other documentation regarding our practices concerning the processing, use and disclosure of personally identifiable information and other data. Although we endeavor to comply with our published notices and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy notices and other documentation that provide promises and assurances about privacy, data security, and data protection can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
At the federal level, we have reviewed our privacy, data security, and data protection policies and procedures in regard to our role as a business associate for customers that are covered entities and as a sub-business associate for customers that are business associates under the Health Insurance Portability and Accountability Act, which we refer to as HIPAA.
As a business associate we are subject to the privacy, security, data breach notification, and enforcement rules, or the HIPAA Rules, promulgated pursuant to HIPAA by the Department of Health and Human Services, or HHS, as well as similar state medical information privacy laws. In addition to contractual obligations with our customers that are covered entities or business associates, should we be deemed in violation of the HIPAA Rules as a result of an audit from HHS, we may be exposed to civil and criminal liabilities. State Attorneys General also have the authority to bring civil actions on behalf of state residents for violations of the HIPAA Rules and equivalent state law, obtain damages on behalf of state residents, or to enjoin further violations of the HIPAA Rules and state law.
At the state level, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, recently was approved by California voters in November 2020. We are currently assessing the impact of CPRA's significant modifications to the CCPA on our data processing practices and policies. Our ongoing assessment and any necessary changes to our data processing practices and policies may potentially require us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new features.
Internationally, virtually every jurisdiction in which we operate has established its own privacy, data security and data protection legal frameworks with which we or our customers must comply. In the European Union, or EU, the General Data Protection Regulation, or GDPR, replaced prior EU data protection law as of May 25, 2018. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can be as great as 20 million euros or four percent of annual global turnover, whichever is greater. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make significant changes in our business operations in connection with compliance with the GDPR, all of which may adversely affect our revenue and our business overall. Additionally, because the GDPR contains a number of obligations that differ from previously-effective data protection legislation in the EU, and because the GDPR’s enforcement history is limited, we are unable to predict how certain obligations under the GDPR may be applied to us. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company.
Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States, or U.S., and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses approved by the European Commission, or SCCs, and our certifications under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the SCCs. The “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the United States. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. Although we believe we continue to satisfy regulatory requirements through our use of SCCs, these latest developments represent a milestone in the regulation of cross-border data transfers, and require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.
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
Further, on January 31, 2020, the United Kingdom left the EU (commonly referred to as “Brexit”). Brexit may lead to further legislative and regulatory changes. The United Kingdom has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of data protection regulation remain unclear in the medium- to long-term, however, including with regard to regulation of data transfers to and from the United Kingdom. For example, pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two-month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain United Kingdom data protection laws, or relevant aspects thereof, in certain manners without the EU’s consent. If the European Commission does not adopt an adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period, the United Kingdom will be considered a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the SCCs). With substantial uncertainty over the interpretation and application of how the United Kingdom will approach and address the GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.
Owing to the regulatory environment and sentiment regarding international data transfers, we may experience hesitancy, reluctance, or refusal by European or multinational customers to continue to use our platform. We may find it necessary or appropriate to establish systems to maintain personal data originating from certain countries or regions within those countries or regions. This may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
In addition, some countries are considering or have enacted legislation, such as the Japan Act on Protection of Personal Information, which we are subject to, requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we fail to comply with the PCI DSS, fines and other penalties could result, and we may suffer reputational harm and damage to our business. We may also be bound by and agree to contractual obligations to comply with other obligations relating to privacy, data security, or data protection, such as particular standards for information security measures. Further, we expect that there will continue to be changes in interpretations of existing laws and regulations, or new proposed laws and regulations concerning privacy, data security, and data protection. We cannot yet determine the impact these laws and regulations or changed interpretations may have on our business, but we anticipate that they could impair our or our customers’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our platform, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Moreover, because the interpretation and application of many laws and regulations relating to privacy, security, and data protection, along with mandatory industry standards, are uncertain, it is possible that these laws, regulations and standards, or contractual obligations to which we are or may become subject, may be interpreted and applied in a manner that is inconsistent with our existing or future data management practices or features of our products. Any actual or perceived loss, improper retention or misuse of personal data, personal information, or other information or any actual or alleged violations of laws and regulations relating to privacy, security, or data protection could result in us facing regulatory investigations, enforcement actions, fines, lawsuits and other claims (including from customers and individuals), penalties, consent decrees or other orders that may hamper our ability to conduct business or adapt our business, and liability, including potential criminal liability of company executives, and we could find it necessary or appropriate to fundamentally change our products, or our practices, which could have an adverse effect on our business. Any actual or perceived inability to adequately address privacy, data security, and data protection concerns, even if unfounded, or to comply with applicable privacy, data security, and data protection laws, regulations, policies or other obligations, could result in additional cost and liability to us, damage our reputation and market position (both in relation to existing customers and prospective customers), cause us to lose goodwill, inhibit sales and adversely affect our operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy, security, and data protection concerns, whether valid or not, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations and standards in these areas, our business may be harmed.
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
As of December 31, 2020, we had 1,397 full-time employees, of whom approximately 37% were located in the United States, 28% were located in France, 7% were located in Germany, 7% were located in China and 7% were located in the United Kingdom. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.
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
During each of the years ended December 31, 2020, 2019 and 2018, a majority of our total revenue was generated outside of the United States. Our primary research and development operations are located in France, China, Germany, and the United States. In addition, we currently have international offices outside of those countries, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:
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
•Exposure to many onerous and potentially inconsistent privacy, data security, and data protection laws and regulations, particularly in the European Union and California;
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
•Exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, and similar applicable laws and regulations in other jurisdictions; and
•Restrictions on repatriation of earnings.
Furthermore, weak domestic or global economic conditions, fear or anticipation of such conditions, or uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, and the COVID-19 pandemic, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including lower prices for our products, reduced sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from the COVID-19 pandemic, increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, changes in interest rates and increased inflation, the instability in the geopolitical environment as a result of the United Kingdom’s withdrawal from the European Union, and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Any market uncertainty and instability in Europe, Asia or the United States could intensify or spread further, particularly if stabilization efforts implemented by central banks or policymakers prove insufficient. Moreover, continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. In fact, we anticipate that current political and economic conditions in Europe may negatively impact revenue growth in our Europe, Middle East and Africa region. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
We have dedicated the majority of our resources in marketing, selling and supporting our solutions to France, the United States, the United Kingdom, Germany, and Japan. If we invest substantial time and resources to expand our international operations to new markets and are unable to do so successfully and in a timely manner, our business and results of operations will suffer. Additionally, operating in international markets also requires significant management attention and financial resources. The investment and additional resources required in establishing operations in other countries may not produce desired levels of revenue or profitability.

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
A portion of our subscription agreements and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Due to disparate government responses to the COVID-19 pandemic, foreign currency exchange rates have been and could continue to be subject to increased volatility. A strengthening of the U.S. dollar increases the real cost of our products to some of our customers outside of the United States where we price in U.S. dollar instead of local currency, leading to delays in the purchase of our products and the lengthening of our sales cycle. If the U.S. dollar strengthens, this could adversely affect our financial condition and results of operations. In addition, increased international sales in the future, including through our channel partners and other partnerships, may result in greater foreign currency denominated sales, increasing our foreign currency risk. Moreover, operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, these transactions may be ineffective at hedging our exposure, which could adversely affect our financial condition and results of operations.
Exposure to United Kingdom political developments, including the impact of “Brexit”, could have a material adverse effect on us.
On January 31, 2020, the United Kingdom left the EU, which is commonly referred to as “Brexit”. The United Kingdom’s withdrawal from the EU creates an uncertain political and economic environment in the United Kingdom and potentially across other EU member states, for the foreseeable future, including while the United Kingdom reviews and reforms regulations derived from its prior membership in the EU. The political and economic instability created by the United Kingdom’s withdrawal from the EU has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the euro. We are exposed to the economic, market and fiscal conditions in the United Kingdom and the EU and to changes in any of these conditions. We anticipate that current political and economic conditions in Europe may negatively impact revenue growth in our Europe, Middle East and Africa region. Consequently, the United Kingdom’s withdrawal from the EU could adversely impact our operating results, financial condition and prospects.

Because we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and results of operations.
We operate a research and development center in Beijing, China and may continue to increase our presence in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:
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
The various jurisdictions in which we have sales and operations have different rules and regulations governing sales and use, value added, digital services, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. For example, certain jurisdictions, such as the United Kingdom and France, have introduced a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions have enacted or are considering enacting similar laws. Any tax assessments, penalties and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
Our ability to use our accumulated gross tax losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had accumulated gross tax losses in various jurisdictions of $403.0 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize accumulated gross tax losses could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such accumulated gross tax losses to expire unused, in each case reducing or eliminating the benefit of such accumulated gross tax losses. Furthermore, we may not be able to generate sufficient taxable income to utilize our accumulated gross tax losses before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our accumulated gross tax losses.
Our failure to maintain certain tax benefits applicable to French technology companies may adversely affect our results of operations.
As a French technology company, we have benefited from certain tax advantages, including, for example, the French research tax credit (crédit d’impôt recherche), or CIR. The CIR is a French tax credit aimed at stimulating research and development. The CIR can be offset against French corporate income tax due and the portion in excess (if any) may be refunded at the end of a three fiscal-year period, subject to certain conditions. The CIR is reflected as an offset to our research and development expense. It is calculated based on our claimed amount of eligible research and development expenditures in France and represented $0.5 million for 2020, $0.5 million for 2019, $0.5 million for 2018. The French tax authority with the assistance of the Research and Technology Ministry may audit each research and development program in respect of which a CIR benefit has been claimed and assess whether such program qualifies in their view for the CIR benefit, in accordance with the French tax code (Code général des impôts) and the relevant official guidelines. If the French tax authority determines that our research and development programs do not meet the requirements for the CIR benefit, or that certain CIR rules were inconsistently applied, we could be liable for additional corporate tax, and penalties and interest related thereto, which could have a significant impact on our results of operations and future cash flows. Furthermore, if the French Parliament decides to eliminate, or reduce the scope or the rate of, the CIR benefit, either of which it could decide to do at any time, our results of operations could be adversely affected.
Risks Related to Accounting Practices, Policies, and Standards
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the trading price of the ADSs or ordinary shares.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our ADSs or ordinary shares. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition (including allocation of the transaction price to separate performance obligations), the amortization period for deferred commissions, fair value of acquired intangible assets, goodwill impairment test and measurement of share-based compensation.

If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of the ADSs and ordinary shares may, therefore, be adversely affected.
As a public company in the United States, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to provide a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. This process is time-consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. As described in more detail in Part II, Item 9A of our Annual Report on Form 10-K filed with the SEC on March 17, 2020, management identified a material weakness in our internal control over financial reporting as of December 31, 2019. Management determined such material weakness was remediated as of December 31, 2020. If the additional controls and processes we have implemented to remediate the material weakness prove to be insufficient or if we identify other control deficiencies that individually or in the aggregate constitute a material weaknesses, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. We could also be subject to litigation and investigations. In addition, the timing of our financial reporting could be adversely affected and we may be unable to timely file periodic reports in accordance with the requirements of federal securities laws and NASDAQ listing requirements. If we fail to report our results in a timely manner, we could be required to pay additional interest under our convertible notes. Any of the foregoing could cause investors to lose confidence in the reliability of our financial reporting, which could have a negative effect on the trading price of our ADSs and ordinary shares and possibly impact our ability to obtain future financing on acceptable terms.
An impairment of the carrying value of goodwill or intangible assets could adversely affect our financial results and shareholders’ equity.
As of December 31, 2020, we had goodwill of $50.3 million and net intangible assets of $9.2 million, which in the aggregate represent 14% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
We prepare our financial statements in conformity with GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the adoption of ASC 842 in 2019 has had and continues to have a significant impact on our consolidated balance sheet and the adoption of ASC 606 previously required us to change how we recognize revenue from term-based deployed subscription licenses. Further, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

While our 2024 Notes are denominated in euros, we may hold a significant portion of the proceeds in U.S. dollars and our reporting currency is the U.S. dollar, which subjects us to both foreign exchange and interest rate risk.
Our 2024 Notes are denominated in euros and the majority of the proceeds are held in euros as of December 31, 2020. As a result, our cash and short-term investments held in euros are potentially exposed to negative interest rates in Europe, which may negatively impact our net income. In addition, we may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars in the future. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which lowers our reported financial results, and could adversely affect the trading price of our ADSs and the trading price of the 2024 Notes. As of January 1, 2022, we will be adopting FASB ASU 2020-06. Under this new standard, the equity component of our convertible debt will be reclassified to a liability and we will no longer amortize the discounted carrying value of the 2024 Notes.
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

Conversion of the 2024 Notes will dilute the ownership interest of existing shareholders or may otherwise depress the price of our ADSs and ordinary shares.
The conversion of some or all of the 2024 Notes will dilute the ownership interests of existing shareholders to the extent we deliver ADSs upon conversion of any of the 2024 Notes. The 2024 Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances specified in the indenture for the 2024 Notes. Moreover, because our ADSs trade in U.S. dollars but the conversion rate and conversion price set forth in the indenture for the 2024 Notes are set forth in euros, fluctuations in the U.S. dollar-euro exchange rate could cause the 2024 Notes to be convertible and result in dilution to our shareholders even if our ADSs do not significantly appreciate in value or appreciate in value at all. For example, one situation in which the 2024 Notes are convertible is when, during any calendar quarter ending after December 31, 2019, the last reported sale price of our ADS (converted into euros in the manner set forth in the indenture for the 2024 Notes) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last day of the immediately preceding calendar quarter is greater than 130% of the conversion price of the 2024 Notes on each applicable trading day. As a result, if the U.S. dollar strengthened sufficiently against the euro, that conversion condition could be satisfied even if our ADSs do not appreciate in value.
Any sales in the public market of the ADSs (or ordinary shares represented by such ADS) issuable upon any conversion of the 2024 Notes could adversely affect prevailing market prices of our ADSs and ordinary shares. In addition, the existence of the 2024 Notes may encourage short selling by market participants because the conversion of the 2024 Notes could be used to satisfy short positions, or anticipated conversion of the 2024 Notes into ADSs could depress the price of our ADSs and ordinary shares.
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
The stock markets, and securities of technology companies in particular, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. We believe that our stock is particularly susceptible to high volatility due to liquidity constraints and our average daily trading volume as a result of our ADS program. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. Furthermore, the market price of our ADSs has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control.
Substantial future sales or perceived potential sales of our ADSs, ordinary shares, or other securities in the public market could cause the price of our ADSs to decline significantly.
The price of our ADSs and ordinary shares could decline significantly if there are substantial sales of our ADSs, ordinary shares, or other equity securities in the public market (or the perception that these sales could occur), particularly by our directors, executive officers, and significant shareholders. We believe this risk is greater due to liquidity constraints and our average daily trading volume as a result of our ADS program. The shares held by these persons may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. In addition, certain of our executive officers have entered into Rule 10b5-1 trading plans under which they have contracted with a broker to sell shares of our ADSs on a periodic basis.
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
We are required under current SEC rules to prepare our financial statements in accordance with GAAP and our executive officers and directors are also subject to the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities. As a French domiciled company, we are also required to prepare consolidated financial statements in accordance with International Financial Reporting Standards and standalone financial statements prepared in accordance with generally accepted accounting principles in France, each of which are subject to shareholder approval at our annual general meeting of shareholders. We expect that our status as a publicly traded company subject to U.S. domestic issuer requirements, together with our status as a French domiciled company, will require significant attention from management and may further strain our resources and cause us to incur additional legal, accounting and other expenses.
Additionally, as a public company in the United States, we have incurred and will continue to incur legal, accounting and other expenses. We are subject to the Exchange Act, including certain of the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Being both a public company in the United States and a French domiciled company also has an impact on disclosure of information and requires compliance with two sets of applicable rules. This could result in uncertainty regarding compliance matters and higher costs necessitated by legal analysis of dual legal regimes.
Share ownership is concentrated in the hands of certain large shareholders and management, who are able to exercise a direct or indirect controlling influence on us.
Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of December 31, 2020. As a result, these shareholders, acting together or in parallel, could have a significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.
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
You may instruct the depositary to vote the ordinary shares underlying your ADSs. Otherwise, you will not be able to exercise your right to vote, unless you withdraw the ordinary shares underlying the ADSs you hold. However, you may not know about the meeting far enough in advance to withdraw those ordinary shares. If we ask for your instructions, the depositary, upon timely notice from us, will notify you of the upcoming vote and arrange to deliver our voting materials to you. We cannot guarantee you that you will receive the voting materials in time to ensure that you can instruct the depositary to vote your ordinary shares or to withdraw your ordinary shares so that you can vote them yourself. If the depositary does not receive timely voting instructions from you, it may give a proxy to a person designated by us to vote the ordinary shares underlying your ADSs in accordance with the recommendation of our board of directors. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for the manner of carrying out voting instructions. This means that you may not be able to exercise your right to vote through the depositary, and there may be nothing you can do if the ordinary shares underlying your ADSs are not voted as you requested.
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
•Our shareholders have granted and may grant in the future our board of directors’ broad authorizations to increase our share capital or to issue additional ordinary shares or other securities (for example, warrants) to our shareholders, the public or qualified investors;
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
•Our board of directors has the right to appoint directors to fill a vacancy created by the resignation or death of a director, subject to the approval by the shareholders of such appointment at the next ordinary shareholders’ meeting, which prevents shareholders from having the sole right to fill vacancies on our board of directors;
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
•Under French law, any non-French citizen, any French citizen not residing in France, as well as any non-French entity or French entity controlled by one of the aforementioned persons or entities may have to file a declaration for statistical purposes with the Bank of France (Banque de France) within 20 working days following the date of certain direct foreign investments in us, including any purchase of our ADSs. In particular, such filings are required in connection with investments exceeding €15,000,000 that lead to the acquisition of at least 10% of our share capital or voting rights or cross such 10% threshold;
•Under French law, certain investments in a French company relating to certain strategic industries and activities (such as data processing, transmission or storage activities) by individuals or entities not French, not resident in France or controlled by entities not French or not residing in France are subject to prior authorization of the Ministry of Economy;
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
•Pursuant to French law, our By-laws, including the sections relating to the number of directors and election and removal of a director from office, may only be modified by a resolution adopted by a two-thirds majority vote of our shareholders present, represented by a proxy or voting by mail at the meeting; and
•Our shares take the form of bearer securities or registered securities, if applicable legislation so permits, according to the shareholder’s choice. Issued shares are represented by book entries in individual accounts opened with us or an authorized intermediary on our behalf or any authorized intermediary (depending on the form of such shares), in the name of each shareholder or registered intermediary and kept according to the terms and conditions laid down by the legal and regulatory provisions and, in the case of an authorized or registered intermediary, contractual provisions.
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
Certain members of our board of directors and certain of our subsidiaries and certain experts named in this Annual Report are non-residents of the United States, and all of or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.
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
We do not currently intend to pay dividends on our securities, and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of the ADSs and ordinary shares. In addition, French law may limit the amount of dividends we are able to distribute.
We have never declared or paid any cash dividends on our ordinary shares and do not currently intend to do so for the foreseeable future. In addition, any future indebtedness may restrict our ability to pay dividends. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your ADSs or ordinary shares for the foreseeable future and the success of an investment in our ADSs and ordinary shares will depend upon any future appreciation in its value. Consequently, investors in our ADSs and ordinary shares may need to rely on sales of all or part of their holdings of ADSs and ordinary shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that the ADSs or ordinary shares will appreciate in value or even maintain the price at which our shareholders have purchased the ADSs or ordinary shares. Investors seeking cash dividends should not purchase the ADSs or ordinary shares.
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
In addition, exchange rate fluctuations may affect the amount of euros that we are able to distribute, and the amount in U.S. dollars that our shareholders receive upon the payment of cash dividends or other distributions we declare and pay in euros, if any. These factors could harm the value of the ADSs and ordinary shares, and, in turn, the U.S. dollar proceeds that holders receive from the sale of the ADSs and ordinary shares.
United States persons who hold our ADSs may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the historical and present value and composition of our assets we do not believe we were a PFIC for the taxable year ended December 31, 2020, and we do not expect to be a PFIC for the current taxable year or in the foreseeable future. Because a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we could be or become a PFIC in the current year or any future taxable year. If we are a PFIC for any taxable year during which a United States person holds ADSs or ordinary shares, the United States person may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each United States person who holds our ADSs is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.
If a United States person is treated as owning at least 10% of our ADSs, such person may be subject to adverse U.S. federal income tax consequences.
If a United States person is treated as owning (directly, indirectly, or constructively) at least 10% of the value or voting power of our ADSs, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether or not we are treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. Failure to comply with such reporting requirements could result in adverse tax effects for United States shareholders and potentially significant monetary penalties. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. We cannot provide any assurances that we will assist investors in determining whether any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or furnish to any United States shareholders information that may be necessary to comply with the aforementioned obligations. A United States investor should consult its advisors regarding the potential application of these rules to an investment in our ADSs and ordinary shares.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 50,000 square feet of office space in Redwood City, California for which the lease expires in 2027. We also lease approximately 58,000 square feet of office space in Suresnes, France for which the lease expires in 2026, subject to our right to continue the lease under its terms until June 30, 2029. We also lease office space around the world for our employees, including elsewhere in the United States, France, China, Germany, the United Kingdom, Japan, India and Singapore.
We regularly monitor the facilities we occupy to ensure that they suit our needs and continue to evaluate our real estate needs in light of the COVID-19 pandemic and the increase in remote work. We may lease additional office space in the future as we grow and enter new geographies. We do not foresee problems in finding readily available additional space on commercially reasonable terms, but we may incur additional office lease expenses in connection with our growth.
Item 3. Legal Proceedings
The information set forth in Note 11, Commitments and contingencies under the caption "Legal Proceedings" is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Ordinary Shares
Our ADSs are listed on the NASDAQ Global Market under the symbol “TLND”.
Holders of Record
As of December 31, 2020, there were 19 holders of record of our ordinary shares and one holder of record of our ADSs with our depositary.
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
Recent Sales of Unregistered Securities
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

Comparison of 41 Month Cumulative Total Return
Assume Initial Investment of $100
350
300
250
200
150
100
50
0
7/29/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Talend S.A
NASDAQ Composite Total Return
NASDAQ Computer and Data Processing Index

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
Further, pursuant to Articles L.151-1 and seq. and R.151-1 and seq. of the French Monetary and Financial Code, any investment:
(i) by (a) any non-French citizen, (b) any French citizen not residing in France, (c) any non-French entity or (d) any French entity controlled by one of the aforementioned persons or entities;

(ii) that will result in the relevant investor (a) acquiring control of an entity registered in France, (b) acquiring all or part of a business line of an entity registered in France, or (c) for non-EU or non-EEA investors crossing, directly or indirectly, alone or in concert, a 25% threshold of voting rights in an entity registered in France; and
(iii) developing activities in certain strategic industries related to (a) activity likely to prejudice national defense interests, participating in the exercise of official authority or are likely to prejudice public order and public security (including weapons, double-use items, IT systems, cryptology, date capturing devices, gambling, toxic agents or storage of data), (b) activities relating to essential infrastructure, goods or services (including energy, water, transportation, space, telecom, public health, farm products or media), and (c) research and development activity related to critical technologies (including cybersecurity, artificial intelligence, robotics, additive manufacturing, semiconductors, quantum technologies, energy storage or biotechnology) or dual-use items, is subject to the prior authorization of the French Ministry of Economy, which authorization may be conditioned on certain undertakings.
Moreover, the European Union has established, under Regulation No. 2019/452, as amended, a framework for the screening of foreign direct investments into the European Union. This regulation provides for cooperation mechanisms in relation to foreign direct investments that are likely to affect security or public order of any member state of the European Union. In such case, member states shall notify the European Commission and other member states of any foreign direct investment in their territory that is undergoing screening (i.e. a procedure allowing to assess, investigate, authorize, condition, prohibit or unwind foreign direct investments) by providing the information referred to in Article 9(2) of this regulation as soon as possible, in particular:
(a)the ownership structure of the foreign investor and of the undertaking in which the foreign direct investment is planned or has been completed, including information on the ultimate investor and participation in the capital;
(b)the approximate value of the foreign direct investment;
(c)the products, services and business operations of the foreign investor and of the undertaking in which the foreign direct investment is planned or has been completed;
(d)the Member States in which the foreign investor and the undertaking in which the foreign direct investment is planned or has been completed conduct relevant business operations;
(e)the funding of the investment and its source, on the basis of the best information available to the Member State; and
(f)the date when the foreign direct investment is planned to be completed or has been completed.
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
•Under the Treaty, the rate of French withholding tax on dividends paid to an eligible U.S. holder which is a U.S. resident as defined pursuant to the provisions of the Treaty and which ownership of the ordinary shares or ADSs is not effectively connected with a permanent establishment or fixed base that such U.S. holder has in France may be capped at 15%, or 5% if such U.S. holder is a corporation and owns directly or indirectly at least 10% of the share capital of the issuer; such U.S. holder may claim a refund from the French tax authorities of the amount withheld in excess of the Treaty rates of 15% or 5%, if any.
•For U.S. holders that are not individuals but are U.S. residents, as defined pursuant to the provisions of the Treaty, the requirements for eligibility for Treaty benefits, including the reduced 5% or 15% withholding tax rates, contained in the “Limitation on Benefits” provision of the Treaty, are complex. U.S. holders are advised to consult their own tax advisers regarding their eligibility for Treaty benefits in light of their own particular circumstances.
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
Pursuant to Regulations BOI-ANNX-000467-23/12/2020 issued on December 23, 2020, we are currently not included in such list. Moreover, Nasdaq Global Select Market, on which our ADSs are listed for trading, is not currently acknowledged by the AMF but this may change in the future. Consequently, our securities should not fall within the scope of the FTT and purchasers of our securities in 2020 should not be subject to the FTT. Please note that such list may be updated from time to time, or may not be published anymore in the future. Purchases of Talend's securities may, however, in the future, be subject to the FTT if our market capitalization exceeds €1.0 billion in the year preceding the taxation year and that the Nasdaq Global Select Market is acknowledged by the French AMF.
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
Item 6. Selected Financial Data
We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with U.S. GAAP. We derived the selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016, from consolidated financial statements and notes thereto, which are not included in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 included in the tables below do not reflect the adoption of ASC 606 and continue to be reported under the standards in effect for those periods. Further, the financial data presented below, except for that of the years ended December 31, 2020 and 2019, do not reflect the adoption of ASC 842 and continue to be reported under the standards in effect for those periods. See “Item 8. Financial Statements and Supplementary Data,” for more details.
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
Consolidated Statement of Operations Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operations:
Total Revenue	$287,471	$247,861	$205,799	$148,595	$105,984
Gross profit	224,323	186,981	156,305	114,436	80,416
Operating expenses	295,165	245,505	196,510	143,173	106,408
Loss from operations	(70,842)	(58,524)	(40,205)	(28,737)	(25,992)
Net loss for the year	(79,582)	(61,469)	(39,027)	(31,208)	(24,243)

Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(2.52)	$(2.01)	$(1.31)	$(1.08)	$(1.68)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:
Shares used in basic and diluted net loss per share	31,535	30,563	29,841	28,966	14,464
Consolidated Balance Sheet Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$162,855	$177,075	$34,104	$87,024	$91,023
Total assets	419,730	403,917	217,198	172,798	144,651
Convertible notes	148,129	130,045	—	—	—
Other debt	—	672	884	1,195	149
Total liabilities	411,005	367,965	185,651	173,908	126,626
Ordinary shares	3,295	3,205	3,128	3,059	2,980
Additional paid-in capital	366,508	310,195	245,016	215,439	202,566
Total shareholders’ equity (deficit)	8,725	35,952	31,547	(1,110)	18,025

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information included in Part II, Item 8 of this Annual Report. The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenue, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results could differ materially from those discussed in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”. This section of the Annual Report generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and comparisons between 2019 and 2018 that are not included in this Annual Report can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 17, 2020.
Overview
Our mission is to make data useful for all users by delivering trusted data when and where is it needed. We are a key enabler of the data-driven enterprise where data is a strategic asset powering business. Talend Data Fabric allows customers in any industry to improve business performance by using their data to create new insights and to automate business processes. Our customers rely on our software to better understand their customers, offer new applications and services, and improve operations.
We had 1,397 employees as of December 31, 2020 and we plan to continue to grow our employee base to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.
Our business model combines our open source approach and direct sales. We supplement our direct sales and demand generation activities with self-service trials of our software. Developers and users can download and try the free and paid versions of our products, creating sales leads for our more feature-rich commercial solutions. Users of our open source products often catalyze adoption of our commercial solutions by their organizations, primarily to benefit from enterprise-grade features that include the scaling out of our offering to a larger set of users, among others. Following an initial deployment of our paid subscription products, organizations often purchase more subscriptions or expand usage to additional products from our fully integrated suite after realizing the benefits of additional features or scale. We sell our product offerings as subscriptions based primarily on the number of users.
We generate the majority of our revenue from subscriptions of our commercial solution Talend Data Fabric. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 86% of our total revenue in the year ended December 31, 2018, to 88% in the year ended December 31, 2019, and 90% in the year ended December 31, 2020.
We intend to generate profits based on increased sales of our solutions to new and existing customers. We currently anticipate that at some point in the future we will be able to increase revenues at a greater rate than increases in our operating expenses. However, there can be no assurance that we will achieve or maintain profitability on a consistent basis, that we will increase our sales to new and existing customers, or that our operating expenses will increase at a lower rate than our revenue may grow.
COVID-19 Update
Our first priority remains ensuring the safety and health of our employees, customers and others with whom we partner in conducting our business. In response to the pandemic, and in line with guidance provided by government agencies and international organizations, we temporarily closed substantially all of our offices and requested our employees work remotely, suspended all non-essential travel and activated our business continuity plan so we can continue to support customers while protecting our employees. We continue, in the vast majority of instances, to operate our business remotely. We have also moved all in-person customer-facing events to virtual ones. To date, the pandemic, which has affected nearly all regions around the world, and preventive measures taken to contain or mitigate the pandemic, are adversely impacting economic activity and have caused and may continue to cause significant disruptions in the financial markets. The COVID-19 pandemic and resulting economic uncertainty has negatively impacted our business and we anticipate that it will continue to have an adverse impact on our results of operations and financial performance. We cannot predict with any certainty the degree to, or the time period over, which we will be affected by this pandemic.
While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our operations, financial condition, liquidity and capital and financial resources; however, the situation is rapidly changing and hard to predict and actual results may differ materially from our current expectations. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, particularly because the full extent to which the COVID-19 pandemic may impact our results of operations and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have experienced and expect to continue to experience curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced and expect to continue to experience impacts from reduced IT budgets of customers and potential customers resulting in deferred purchase decisions, delayed implementation of our products, reduced renewals of subscriptions by existing customers, and decreases in software license sales driven by channel partners. We also have experienced challenges in creating sales pipeline in the absence of in-person marketing events. We have seen and may see in the future a slowing in our collections of outstanding accounts receivable as a result of requested changes in billing terms from some of our customers. Moreover, because of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. There has been no impact to our financial reporting systems, internal control over financial reporting, or any disclosure controls or procedures.
Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and levels of disposable income, increased and prolonged unemployment or a decline in business confidence and business investment, particularly in information technology, as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our offerings. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and others in response to the pandemic, all of which continue to evolve and remain uncertain at this time. We have established a task force to actively monitor the ongoing COVID-19 pandemic situation and provide updates, current information, and support to our employees. We remain committed to serving our customers’ needs and to providing creative and flexible customer support. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, and shareholders. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Factors Affecting Our Performance
Expansion within Existing Customers. Our business model relies on rapidly and efficiently winning new customers and expanding our relationship with these customers over time. We have designed our platform for ease-of-use and with strong integrations between apps to encourage broad adoption within organizations. As customers gain awareness of our solutions and as their data integration and integrity requirements evolve, they may recognize additional use cases for our software and expand their use of our solutions accordingly, and our growth strategy is dependent on our ability to expand the number of users of our solutions and demonstrate the value of these additional apps to our customers. We believe this provides us with substantial operating leverage because the costs of additional sales within existing customers are less than costs of sales to new customers. Our future revenue growth and profitability rely on customers continuing to expand user and app adoption within their organizations.
Adoption of Modern Data Technologies. We believe our cloud and big data integration capabilities are a key competitive differentiator and driver of new customer adoptions. We expect that as organizations adopt and scale out deployments of modern data technologies such as cloud data warehouses, machine learning, and big data processing, they will continue to use Talend to facilitate the integration of these big data technologies within their IT environments. The continued shift to cloud is driving rapid growth in cloud integration. The continued adoption of modern data technologies, and our ability to differentiate between our app offerings and those of our competitors, in both functionality and pricing, is critical to our continued revenue growth.

Average Pre-Billed Subscription Contract Duration. We primarily sell annual contracts, although we have some contracts that extend for multiple years. The average contract duration impacts our cash flows when we bill and collect payment for the full term in advance. For the twelve-month periods ended December 31, 2020 and 2019, subscription sales, excluding monthly contracts, had an average pre-billed duration of 1.0 years and 1.1 years, respectively.
Open Source Strategy. Our open source strategy consists of fostering a community of users and developers and selling commercial versions of our solutions. Our open source developer community helps lower our research and development costs by contributing components and connectors, testing beta versions of our apps, identifying enhancements and providing free advice to other community members. To evaluate our open source strategy, we periodically review data points such as the volume of downloads of our open source apps and, the number of open source users that are members of our open source community. Given that our open source users register with us voluntarily, we do not use a conversion rate to evaluate our strategy. The continued adoption of open source software by organizations as well as the vitality of our open source community impacts our performance.
Investment in Sales and Marketing. We continue to focus on long-term growth and expect to continue to invest in sales and marketing to grow our customer base and expand within existing customers. We also expect to increase investments in sales and marketing in markets outside of France and the United States. As we continue to focus on new customer acquisition, we will need to devote additional time and effort to the new customer sales cycle. Expanding beyond initial buying centers within existing customers will also require additional time and effort. Any investments that we make in sales and marketing will occur in advance of our experiencing benefits from such investments, as new sales hires take time to fully ramp. The success of these efforts will also be affected by our ability to hire and retain sales personnel, and attrition of these employees may slow our efforts. As a result, it may be difficult for us to determine if we are efficiently allocating our resources in these areas. Increasing new customer bookings, particularly among small and medium businesses and large enterprise customers, is key to our growth strategy, and we also anticipate continuing to invest in expanding our international operations and increasing sales of our cloud-based offerings.
Integration and Talend Cloud. Sales to enterprise customers have reflected larger deal sizes and have been one of the principal drivers of our revenue growth. However, sales to enterprise customers involve risks that may not be present with sales to smaller customers, including increased competition from companies that traditionally target larger enterprise customers and a longer sales cycle. These factors result in less visibility and create difficulties in assessing deal cyclicality for these customers.
Foreign Currency Exchange Risk.    A portion of our subscription revenue, professional services revenue and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro. Because our reporting currency is the U.S. dollar, the impact of foreign currency exchange on our business is material to our financial reporting. We believe that as the portion of U.S. business increases relative to our global business, the impact of foreign currency exchange on our financial reporting will be reduced. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.
Key Business Metrics
We review a number of metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key business metrics include the following:
Annual Recurring Revenue
We believe disclosing Annual Recurring Revenue, or ARR, provides greater clarity into our results because it is not affected by revenue recognition differences between our term-based deployed licenses and cloud offerings or contract duration. Our management uses ARR to monitor the growth of our subscription business. ARR represents the annualized recurring value of all active contracts at the end of a reporting period. ARR includes subscriptions for use of term-based deployed licenses and cloud offerings and excludes original equipment manufacturer ("OEM") sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
Due to the significant portion of our customers that are invoiced in non-U.S. dollar denominated currencies, we also calculate our ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.
The following table summarizes ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since December 31, 2019. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. We calculate ARR growth on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. ARR growth for the period ended December 31, 2020 was driven by strong demand for our cloud solutions. During year ended December 31, 2020, our ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result of the COVID-19 pandemic.

(Dollars in thousands)	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
ARR	$243,137	$245,943	$255,926	$268,906	$288,720
Actual FX growth rate	23%	20%	17%	20%	19%
Constant Currency growth rate	23%	22%	19%	16%	15%
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
Cloud Annual Recurring Revenue
We believe disclosing Cloud Annual Recurring Revenue, or Cloud ARR, provides greater clarity into our results because it is not affected by accounting changes or contract duration. Furthermore, the majority of new ARR comes from cloud offerings and providing this metric enables investors to better understand our progress in our shift to cloud. Our management uses Cloud ARR to monitor the growth of our cloud-based subscription business. Cloud ARR represents the annualized recurring value of all active cloud-based subscription contracts at the end of a reporting period and excludes OEM sales. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our Cloud ARR growth rate on a constant currency basis, thereby removing the effect of currency fluctuation.
The following table summarizes Cloud ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since December 31, 2019. We calculate Cloud ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. Cloud ARR growth for the period ended December 31, 2020 was driven by strong demand for our cloud solutions. During year ended December 31, 2020, our Cloud ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result of the COVID-19 pandemic.

(Dollars in thousands)	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Cloud ARR	$53,895	$61,082	$74,992	$87,822	$108,483
Actual FX growth rate	179%	150%	128%	113%	101%
Constant Currency growth rate	179%	154%	130%	109%	95%
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
The table below shows our subscription revenue growth rate on both an actual and constant currency basis for each quarter in the years ended December 31, 2020 and 2019, calculated against the corresponding quarter in the prior year, as well as the years ended December 31, 2020, 2019 and 2018. We calculate revenue on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period. Headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic may impact subscription revenue growth.
Quarterly subscription revenue growth

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Actual FX rates	25%	24%	23%	21%	22%	16%	20%	20%
Constant Currency	30%	28%	26%	22%	24%	17%	18%	17%
Annual subscription revenue growth

	Year Ended December 31,
	2020	2019	2018
Actual FX rates	20%	23%	40%
Constant Currency	19%	26%	38%
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
The following table summarizes on a quarterly basis since March 31, 2019 the number of customers that have, as of the end of the relevant period, ARR of $0.1 million or more.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Customers count	499	531	540	593	598	614	642	678
As we continue to expand the sales of existing and new products within our existing customer base, over time we expect more of our existing customers will cross the $0.1 million ARR threshold, driven particularly by cloud customers as we increasingly focus our resources on our cloud offerings and the overall market shifts to cloud. However, this increase may not materialize if we do not successfully renew subscriptions with our existing customers, particularly if our term-based deployed license results fall below our expectations.
Dollar-Based Net Expansion Rate
Our ability to generate and increase revenue is dependent on our ability to maintain and grow our relationships with our existing customers. We believe our ability to retain customers and expand their subscription revenue over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. It is therefore monitored by management and, we believe, is useful information for investors. We track our performance in this area by measuring our dollar-based net expansion rate. Our dollar-based net expansion rate increases when customers expand their number of subscribed users or use additional Talend Data Fabric applications. Our dollar-based net expansion rate is reduced when customers reduce their number of subscribed users, use fewer Talend Data Fabric applications, or cease to be customers.

We calculate our dollar-based net expansion rate by dividing our recurring customer revenue by our base revenue. We define base revenue as the subscription revenue we recognized from all customers during the four quarters ended one year prior to the date of measurement. We define our recurring customer revenue as the subscription revenue we recognized during the four quarters ended on the date of measurement from the same customer base included in our measure of base revenue, including revenue resulting from additional sales to those customers. This analysis excludes revenue derived from our OEM sales. We expect our dollar-based net expansion rate to potentially decline as we scale our business, particularly as market demand for term-based deployed solutions continues to contract. Further, we may experience greater customer loss or reduction in contract renewals due to customers’ IT budgetary constraints related to COVID-19 and the current macroeconomic environment, which would negatively impact this measure.
Due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, we also calculate our dollar-based net expansion rate on a constant currency basis, thereby removing the effect of currency fluctuation.
The following table summarizes our quarterly dollar-based net expansion rate since March 31, 2019 on both an actual and constant currency basis. We calculate dollar-based net expansion rate on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Actual FX rates	117%	114%	110%	108%	109%	108%	107%	108%
Constant Currency	117%	117%	113%	111%	111%	110%	107%	107%
Non-GAAP Financial Measures
To provide additional information regarding our financial results, we report free cash flow and customer acquisition costs, financial measures not calculated in accordance with GAAP, within this Annual Report. Free cash flow and customer acquisition costs as defined by us may not be comparable to similar measures used by other companies. We have included free cash flow and customer acquisitions costs in this Annual Report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. Each of these non-GAAP financial measures has limitations as an analytical tool and you should not consider them in isolation or as a substitute for analysis of our cash flows, sales and marketing expenses, or any other performance measure reported under GAAP.
Free Cash Flow
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
The table below shows our free cash flow for each of the years ended December 31, 2020, 2019 and 2018, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). We expect free cash flow during fiscal year 2021 to be negatively affected by headwinds to sales and renewals related to the macroeconomic conditions resulting from the COVID-19 pandemic.

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(25,909)	$(14,517)	$3,435
Less: Acquisition of property & equipment	6,828	2,191	5,006
Free Cash Flow	$(32,737)	$(16,708)	$(1,571)

Customer Acquisition Costs
We monitor sales efficiency through our customer acquisition costs. We define customer acquisition costs, or CAC, as our trailing twelve month non-GAAP sales and marketing expenses, which excludes share-based compensation expense and other expenses, divided by the year-over-year change in total ARR. We believe that CAC effectively measures the cost required to generate a dollar of net new business and we believe provides useful insight to our investors about the efficiency of our sales and marketing activities.
The following table shows our CAC on a quarterly basis since December 31, 2019 and a reconciliation to the most directly comparable GAAP measure for such periods. The sales and marketing expense, as reported on a GAAP and Non-GAAP basis, are each presented on a trailing twelve month basis in the following table.

(Dollars in thousands, except CAC measure)	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
GAAP Sales and Marketing expense	$138,015	$141,608	$146,611	$154,058	$160,552
Share-based compensation expense	10,228	11,155	11,786	12,802	14,367
Other expenses(1)	—	634	716	716	716
Non-GAAP Sales and Marketing expense	$127,787	$129,819	$134,109	$140,540	$145,469

Prior year period ARR	$198,103	$205,144	$218,021	$224,761	$243,137
Ending ARR	243,137	245,943	255,926	268,906	288,720
Net New ARR	$45,034	$40,799	$37,905	$44,145	$45,583

CAC	$2.8	$3.2	$3.5	$3.2	$3.2
(1) Other expenses include expenses related to the reorganization of our business model in emerging markets.
Key Components of Results of Operations
Revenue
We primarily derive our revenue from the sale of subscriptions and professional services engagements.
Subscription revenue.  Subscription revenue consists of fees earned from arrangements to provide customers with the right to use our commercial software either in a cloud-based infrastructure that we provide or installed within the customer’s own environment. Our subscriptions include unspecified future updates, upgrades and enhancements and technical product support. Premium support and access to our on-demand training portal is also available as a subscription. Subscription fees are based primarily on the number of users of our software and to a lesser extent data processing. Our subscription-based arrangements generally have a minimum contractual term of one year and are generally invoiced in advance for the full subscription term. Subscription fees are generally non-refundable regardless of the actual use of the service.
Professional services revenue.  Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. These engagements are generally provided by our own team of specialized consultants or by third-party consultants to whom we contract on a periodic basis. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and material basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect our professional services revenue may decline, as we work with more systems integrators, who assist our customers with the implementation of our solutions, and as our cloud offerings increase because cloud customers typically demand fewer professional services.
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
We intend to continue to invest additional resources in our cloud offerings and services. We expect that the cost of hosting fees to provide our cloud offerings will increase over time as we sell more of our cloud integration products. The timing of these expenses will affect our cost of subscription revenue in the affected periods.
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
Interest income (expense), net.  Interest income (expense), net consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs, and interest income from our investments in money market securities.

We will continue to incur additional expenses associated with being a publicly traded company, including higher legal, corporate insurance and accounting costs as well as costs of achieving and maintaining compliance with other public company regulations. We expect that general and administrative expenses will increase as we invest in our infrastructure and we incur additional employee-related costs and professional fees related to the growth of our business.
Results of Operations
The following table sets forth our consolidated statement of operations (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2020	2019	2018
Consolidated statements of operations
Revenue
Subscriptions	$259,535	$217,047	$176,363
Professional services	27,936	30,814	29,436
Total revenue	287,471	247,861	205,799
Cost of revenue (1)
Subscriptions	38,108	32,256	23,094
Professional services	25,040	28,624	26,400
Total cost of revenue	63,148	60,880	49,494
Gross profit	224,323	186,981	156,305
Operating expenses (1)
Sales and marketing	160,552	138,015	113,794
Research and development	69,503	63,017	42,359
General and administrative	65,110	44,473	40,357
Total operating expenses	295,165	245,505	196,510
Loss from operations	(70,842)	(58,524)	(40,205)
Interest income (expense), net	(7,882)	(2,540)	646
Other income (expense)	(285)	(256)	209
Loss before benefit (provision) for income taxes	(79,009)	(61,320)	(39,350)
Benefit (provision) for income taxes	(573)	(149)	323
Net loss for the period	$(79,582)	$(61,469)	$(39,027)
________________________________________
(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue - subscriptions	$3,516	$3,115	$1,432
Cost of revenue - professional services	1,902	2,132	1,024
Sales and marketing	14,367	10,227	7,198
Research and development	13,521	13,997	7,693
General and administrative	19,337	9,616	6,011
Total share-based payment and amortization of acquired intangibles expense	$52,643	$39,087	$23,358

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2020	2019	2018
Revenue
Subscriptions	90%	88%	86%
Professional services	10%	12%	14%
Total revenue	100%	100%	100%
Total cost of revenue	22%	25%	24%
Gross profit	78%	75%	76%
Operating expenses
Sales and marketing	56%	56%	55%
Research and development	24%	25%	21%
General and administrative	23%	18%	20%
Total operating expenses	103%	99%	96%
Loss from operations	(25)%	(24)%	(20)%
Interest income (expense), net	(3)%	(1)%	—%
Other income (expense)	—%	—%	—%
Loss before benefit (provision) for income taxes	(28)%	(25)%	(20)%
Benefit (provision) for income taxes	—%	—%	—%
Net loss for the period	(28)%	(25)%	(20)%

Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Subscriptions	$259,535	$217,047	$42,488	20%
Professional services	27,936	30,814	$(2,878)	(9)%
Total revenue	$287,471	$247,861	$39,610	16%
Total revenue increased $39.6 million, or 16%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in revenue was attributable to an increase in subscription revenue, partially offset by a decrease in professional services revenue.
Subscription revenue increased $42.5 million, or 20%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in subscription revenue was primarily attributable to greater demand for our cloud solutions.
Professional services revenue decreased $2.9 million, or 9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower demand for professional services resulting from the increasing proportion of cloud solutions as a percentage of our sales. Customers of our cloud solutions typically have lower demand for our professional services.
Subscription revenues by geography were as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			2020 vs 2019 Change
(Dollars in thousands)	2020	2019	2018	$	%
Americas	$120,401	$100,043	$82,224	$20,358	20%
EMEA	110,049	95,386	80,773	14,663	15%
Asia Pacific	29,085	21,618	13,366	7,467	35%
Total subscription revenue	$259,535	$217,047	$176,363	$42,488	20%
Cost of Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of subscription	$38,108	$32,256	$5,852	18%
Cost of professional services	25,040	28,624	(3,584)	(13)%
Total cost of revenue	$63,148	$60,880	$2,268	4%
Gross Profit	$224,323	$186,981	$37,342	20%
Gross Margin	78%	75%
Total cost of revenue for the year ended December 31, 2020 increased $2.3 million, or 4%, compared to the year ended December 31, 2019 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.
Cost of subscription revenue increased $5.9 million, or 18%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to an increase in hosting support costs for our cloud offerings of $2.7 million as a result of the increase of purchases of our cloud solutions, an increase in employee compensation expenses of $2.6 million, which resulted from an increase in headcount, and an increase in IT, office and operational expenses of $1.3 million. The increases in expense were partially offset by a decrease of $0.8 million in travel and entertainment expenses due to the impact of COVID-19.
Cost of professional services revenue decreased $3.6 million, or 13%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decrease of $2.1 million in travel and entertainment expenses due to the impact of COVID-19 and a decrease of $1.6 million in consultant fees because of lower demand for professional services resulting from the increasing proportion of cloud solutions as a percentage of our sales. The decreases were partially offset by a slight increase in employee compensation expenses.
Sales and Marketing

	Year Ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Sales and Marketing	$160,552	$138,015	$22,537	16%
Sales and marketing expenses increased $22.5 million, or 16%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a $20.6 million increase in employee compensation expenses, which resulted from increased headcount and share-based compensation, an increase in digital marketing costs of $4.0 million as we shifted to virtual events in response to COVID-19, and an increase in IT-related costs, office and other operational expenses of $3.0 million. These increases were partially offset by a decrease in travel and entertainment expenses of $5.1 million due to the impact of COVID-19.
Research and Development

	Year Ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Research and Development	$69,503	$63,017	$6,486	10%
Research and development expenses increased $6.5 million, or 10%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a $7.7 million increase in employee compensation expenses, which resulted from increased headcount and consultant fees. Higher IT-related costs and depreciation expense also contributed

$1.5 million to increased expenses. These increases were partially offset by a decrease in office and other operational expenses of $1.1 million and a decrease in travel and entertainment expenses of $1.1 million due to the impact of COVID-19.
General and Administrative

	Year Ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
General and Administrative	$65,110	$44,473	$20,637	46%
General and administrative expenses increased $20.6 million, or 46%, in the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due higher employee compensation expenses of $16.7 million largely related to new executive additions in 2020, audit and professional fees of $3.8 million, software license costs of $1.6 million, bad debt expense of $1.2 million and insurance costs of $0.9 million. The increase in employee compensation expense was due to an increase in employee headcount, consultant fees for business optimization, fees incurred in connection with reorganizational activities, and share-based compensation expense related to one-time impact of performance metric adjustments of performance-based stock units granted in 2019 as part of the annual executive equity incentive cycle. These increases were partially offset by allocations of IT-related costs and other costs of $2.6 million, a decrease in travel and entertainment expenses of $0.8 million due to the impact of COVID-19 and a decrease of $0.3 million in amortization of the customer relations intangible asset as it was completely amortized at the beginning of the fourth quarter of fiscal year 2020.
Interest income (expense), net

	Year Ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Interest income (expense), net	$(7,882)	$(2,540)	$(5,342)	NM
Interest income (expense), net changed unfavorably by $5.3 million in the year ended December 31, 2020, compared to the year ended December 31, 2019. The change was primarily due to a full year of contractual interest expense and amortization of debt discount and issuance costs from the issuance of our 1.75% Convertible Senior Notes due September 1, 2024, or our 2024 Notes.
Liquidity and Capital Resources

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash used in operating activities	$(25,909)	$(14,517)	$3,435
Cash used in investing activities	(6,828)	(2,191)	(64,499)
Cash from financing activities	8,150	157,838	8,616
Net increase (decrease) in cash and cash equivalents	$(24,587)	$141,130	$(52,448)
Through December 31, 2020, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. In 2019, we received net proceeds, after deducting discounts and commission to the initial purchasers and issuance expenses, of $147.5 million from the issuance of our 2024 Notes. In connection with the issuance of our 2024 Notes, we terminated our secured revolving credit facility. As of December 31, 2020, we had $162.9 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future, despite the uncertainty in the changing market and economic conditions resulting from the COVID-19 pandemic.
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
Operating Activities
During the year ended December 31, 2020, operating activities used $25.9 million in cash as a result of net loss of $79.6 million and an unfavorable impact of $30.4 million from changes in working capital, primarily driven by an increase in deferred commissions and accounts receivable and offset by an increase in deferred revenue as a result of increased sales of subscriptions when compared to prior period and a decrease in operating lease liabilities as a result of rent payments of our lease facilities. These unfavorable changes were offset by non-cash charges of $84.1 million.
During the year ended December 31, 2019, operating activities used $14.5 million in cash as a result of a net loss of $61.5 million and an unfavorable impact of $14.3 million from changes in working capital, offset by non-cash charges of $61.2 million. The unfavorable impact in our working capital was primarily the result of $16.1 million increase in deferred commissions and $14.8 million increase in accounts receivable, partially offset by a decrease of $19.7 million in deferred revenue and a net increase of $4.5 million in accounts payable and accrued of expense as a result of increased sales of subscriptions and our product offerings.
Investing Activities
Cash used in investing activities for the year ended December 31, 2020 was $6.8 million. Investing activities consisted primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees and software licenses.
Cash used in investing activities for the year ended December 31, 2019 was $2.2 million. Investing activities consisted primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees.
Financing Activities
Cash from financing activities for the year ended December 31, 2020 was $8.2 million. Financing proceeds for the year period ended December 31, 2020 was primarily driven by $4.2 million of proceeds from the exercise of employee stock awards and $4.6 million of proceeds received from employees as part of the Company’s employee stock purchase plan. The proceeds were partially offset by $0.7 million from the repayment of the Bpifrance loan, assumed as part of the Restlet SAS acquisition in 2016, related to advances for research and development projects from Bpifrance to Restlet SAS.
Cash from financing activities for the year ended December 31, 2019 was $157.8 million. Financing proceeds for the year ended December 31, 2019 was driven by $147.5 million of net proceeds from the issuance of the 2024 Notes (after deducting the initial purchasers' discount), $5.8 million of proceeds from the exercise of employee stock awards and $4.7 million of proceeds received from employees as part of the Company’s employee stock purchase plan.
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
Tabular Disclosure of Contractual Obligations
Our contractual obligations primarily consist of obligations under our 2024 Notes, operating leases for office space and purchase obligations for IT-related services. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash and cash equivalents. As of December 31, 2020, our non-cancelable contractual obligations were as follows:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations (1)	$171,599	$—	$—	$171,599	$—
Interest obligations (2)	12,012	3,003	6,006	3,003	—
Operating lease obligations (3)	43,295	6,777	12,975	11,183	12,360
Purchase obligations (4)	12,674	6,058	6,616	—	—
Total	$239,580	$15,838	$25,597	$185,785	$12,360
________________________________
(1)Debt obligations include the principal balance of the 2024 Notes, reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

(2)These amounts represent the estimated aggregate interest obligations for our outstanding 2024 Notes that are payable in cash.
(3)These amounts represent the future undiscounted non-cancelable minimum lease payments under operating leases for our offices.
(4)These amounts represent the future minimum payments under non-cancelable purchase commitments of IT-related services.
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
Term-based deployed licenses
Subscriptions for our term-based deployed licenses include both a right to use the underlying software and a right to receive post-contract customer support during the subscription term. Post-contract customer support (PCS) comprises maintenance services (including updates and upgrades to the software on a when and if available basis) and support services (including technical product support such as diagnosis and resolution of implementation and customer success services such as case reviews, integration job design and operational performance metrics). We have concluded that the rights to use the software, which is recognized at the outset of the arrangement, and to receive technical support and software fixes and updates, which is recognized over the term of the arrangement, are two separately identifiable performance obligations. We estimate the stand-alone selling price for each performance obligation using the “expected cost plus a margin” approach, as it maximizes the use of observable datapoints including the estimated useful life of the intellectual property and appropriate margins. Based on this approach, the Company allocated approximately 15% of the transaction price to the IP performance obligation and allocated approximately 85% of the transaction price to the PCS performance obligation during each of the years ended December 31, 2020, 2019 and 2018.
Share-Based Payments
We recognize share-based payment expense beginning in the period of grant based on the fair value of the award at the grant date, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.
The estimation of share awards that will ultimately vest requires judgement, especially awards with non-market performance conditions. Share-based payment expense is recorded based on awards that are ultimately expected to vest, and such expense is reduced for estimated forfeitures. When estimating forfeitures, we considered voluntary termination behaviors as well as trends of the actual forfeitures of share awards.
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
Recent Accounting Pronouncements
See Note 2, Summary of significant accounting policies, in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report for analysis of recent accounting pronouncements that are applicable to our business.
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
For the year ended December 31, 2020, approximately 54% of our revenue and approximately 57% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2019 approximately 54% of our revenue and approximately 56% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the periods ended December 31, 2020 and December 31, 2019, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company of approximately $7.3 million and $3.9 million, respectively.
Interest Rate Risk
We had cash and cash equivalents of $162.9 million and $177.1 million as of December 31, 2020 and December 31, 2019, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A large majority of short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our financial statements during either of the periods ended December 31, 2020 and December 31, 2019.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Talend S.A. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Changes in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02 Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

We served as the Company’s auditor from 2006 to 2020.
Paris La Défense, France
March 17, 2020, except for the second paragraph under “Basis of presentation and consolidation” in Note 2, as to which the date is March 1, 2021.
/s/ KPMG S.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Talend S.A.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Talend S.A. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Codification No. 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Stand-Alone Selling Price for Subscriptions to Term-Based Deployed Licenses
As discussed in note 2 to the consolidated financial statements, the Company primarily derives revenue from contracts with customers from the sale of subscriptions and professional service engagements. Subscriptions for term-based deployed licenses include both a right to use the Company’s underlying intellectual property and a right to receive post contract customer support (PCS) during the subscription term. PCS is comprised of maintenance services (including updates and upgrades to the software on a when-and-if-available basis) and support services (including technical product support such as diagnosis and resolution of implementation and customer success services such as case reviews, integration job design and operational performance metrics). The accounting for customer contracts with a subscription requires an allocation of the transaction price to each distinct performance obligation based on the determination of the stand-alone selling price (SSP). Judgment is required to determine SSP for the term-based deployed licenses and the related post contract customer support performance obligations because the Company does not have observable SSPs as these performance obligations are not sold separately. The Company developed a model to estimate relative SSP for each performance obligation using an expected cost plus a margin approach. This model uses observable datapoints to develop the main assumptions including the appropriate margins. The estimate of SSP is sensitive to variation in the appropriate margin assumption.
We identified the SSP for subscriptions to term-based deployed licenses as a critical audit matter. We performed a sensitivity analysis to determine the key assumption used to determine SSP, which required challenging auditor judgment. Specifically, challenging and subjective auditor judgment was required to evaluate the appropriate margins in the expected cost plus a margin approach. Additionally, the estimate of SSP was sensitive to variation in the assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate SSP. This included controls related to management’s review of the appropriate margins assumptions. We evaluated the methodology used to determine SSP based on the expected cost plus a margin approach. We involved valuation professionals with specialized skills and knowledge who assisted in assessing the appropriate margin assumption by comparing the appropriate margins that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Santa Clara, California
March 1, 2021

TALEND S.A.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$162,855	$177,075
Accounts receivable, net of allowance for doubtful accounts of $1,244 and $1,082, respectively	95,967	82,952
Deferred commissions, current	12,771	10,695
Other current assets	11,150	9,832
Total current assets	282,743	280,554
Non-current assets:
Deferred commissions, non-current	26,889	22,050
Operating lease right-of-use assets	35,987	27,821
Property and equipment, net	9,273	5,348
Goodwill	50,294	49,744
Intangible assets, net	9,236	14,018
Other non-current assets	5,308	4,382
Total non-current assets	136,987	123,363
Total assets	$419,730	$403,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,760	$4,439
Accrued expenses and other current liabilities	46,720	41,182
Deferred revenue, current	160,215	142,616
Operating lease liabilities, current	4,798	5,047
Current portion of long-term debt	—	227
Total current liabilities	214,493	193,511
Non-current liabilities:
Deferred income taxes	345	768
Other non-current liabilities	2,197	1,137
Deferred revenue, non-current	12,590	17,807
Operating lease liabilities, non-current	33,251	24,252
Long-term debt	148,129	130,490
Total non-current liabilities	196,512	174,454
Total liabilities	411,005	367,965
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 32,010,526 and 31,017,268 shares authorized, issued and outstanding, respectively	3,295	3,205
Additional paid-in capital	366,508	310,195
Accumulated other comprehensive income (loss)	(2,941)	1,107
Accumulated losses	(358,137)	(278,555)
Total stockholders’ equity	8,725	35,952
Total liabilities and stockholders’ equity	$419,730	$403,917
The above consolidated balance sheets should be read in conjunction with the accompanying notes.

TALEND S.A.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue
Subscriptions	$259,535	$217,047	$176,363
Professional services	27,936	30,814	29,436
Total revenue	287,471	247,861	205,799
Cost of revenue
Subscriptions	38,108	32,256	23,094
Professional services	25,040	28,624	26,400
Total cost of revenue	63,148	60,880	49,494
Gross profit	224,323	186,981	156,305
Operating expenses
Sales and marketing	160,552	138,015	113,794
Research and development	69,503	63,017	42,359
General and administrative	65,110	44,473	40,357
Total operating expenses	295,165	245,505	196,510
Loss from operations	(70,842)	(58,524)	(40,205)
Interest income (expense), net	(7,882)	(2,540)	646
Other income (expense), net	(285)	(256)	209
Loss before benefit (provision) for income taxes	(79,009)	(61,320)	(39,350)
Benefit (provision) for income taxes	(573)	(149)	323
Net loss	$(79,582)	$(61,469)	$(39,027)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.52)	$(2.01)	$(1.31)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	31,535	30,563	29,841
The above consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(79,582)	$(61,469)	$(39,027)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(4,048)	703	(268)
Total comprehensive loss	$(83,630)	$(60,766)	$(39,295)
The above consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2017	29,439,767	$3,059	$215,439	$672	$(220,280)	$(1,110)
Adjustment on initial application of ASC 606, net of tax	—	—	—	—	42,306	42,306
Net loss for the year	—	—	—	—	(39,027)	(39,027)
Other comprehensive loss	—	—	—	(268)	—	(268)
Restricted stock units reserve	—	—	(49)	—	—	(49)
Shares issued from restricted stock unit vesting	92,228	8	(8)	—	—	—
Exercise of stock awards	576,901	57	6,996	—	—	7,053
Issuance of ordinary shares in connection with employee stock purchase plan	49,478	4	1,801	—	—	1,805
Share-based compensation	—	—	20,837	—	—	20,837
Balance as of December 31, 2018	30,158,374	3,128	245,016	404	(217,001)	31,547
Adjustment on initial application of ASC 842	—	—	—	—	(85)	(85)
Net loss for the period	—	—	—	—	(61,469)	(61,469)
Other comprehensive gain	—	—	—	703	—	703
Equity component of 2024 Notes, net of issuance costs	—	—	20,921	—	—	20,921
Shares issued from restricted stock unit vesting	310,132	27	(27)	—	—	—
Exercise of stock awards	417,385	38	5,767	—	—	5,805
Issuance of ordinary shares in connection with employee stock purchase plan	131,377	12	4,726	—	—	4,738
Share-based compensation	—	—	33,792	—	—	33,792
Balance as of December 31, 2019	31,017,268	$3,205	$310,195	$1,107	$(278,555)	$35,952
Net loss for the period	—	—	—	—	(79,582)	(79,582)
Other comprehensive loss	—	—	—	(4,048)	—	(4,048)
Shares issued from restricted stock unit vesting	527,642	48	(48)	—	—	—
Exercise of stock awards	316,571	29	4,133	—	—	4,162
Issuance of ordinary shares in connection with employee stock purchase plan	149,045	13	4,635	—	—	4,648
Share-based compensation	—	—	47,593	—	—	47,593
Balance as of December 31, 2020	32,010,526	$3,295	$366,508	$(2,941)	$(358,137)	$8,725
The above consolidated statements of stockholders' equity should be read in conjunction with the accompanying notes.

TALEND S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss for the period	$(79,582)	$(61,469)	$(39,027)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	3,421	2,779	2,034
Amortization of intangible assets	5,050	5,295	2,521
Amortization of debt discount and issuance costs	5,341	1,534	—
Amortization of deferred commissions	12,120	10,392	8,550
Non-cash operating lease cost	6,763	5,856	—
Unrealized loss foreign exchange	446	617	134
Interest accrued on 2024 Convertible Notes	2,796	806	—
Share-based compensation	47,593	33,792	20,837
Deferred income taxes	—	—	(327)
Income tax for the period	573	149	(323)
Changes in operating assets and liabilities:
Accounts receivable	(8,625)	(14,782)	(12,546)
Deferred commissions	(17,802)	(16,130)	(12,931)
Other assets	(1,552)	(1,616)	(1,895)
Accounts payable	(1,810)	(1,286)	1,643
Accrued expenses and other current liabilities	816	5,758	9,987
Deferred revenue	5,233	19,729	24,778
Operating lease liabilities	(6,690)	(5,941)	—
Net cash (used in) provided by operating activities	(25,909)	(14,517)	3,435
Cash flows from investing activities:
Acquisition of property and equipment	(6,828)	(2,191)	(5,006)
Cash consideration for business acquisition, net of cash acquired	—	—	(59,493)
Net cash used in investing activities	(6,828)	(2,191)	(64,499)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	147,498	—
Proceeds from issuance of ordinary shares related to exercise of stock awards	4,162	5,805	7,053
Proceeds from issuance of ordinary shares related to employee stock purchase plan	4,648	4,738	1,805
Repayment of borrowings	(660)	(203)	(242)
Net cash from financing activities	8,150	157,838	8,616
Net increase (decrease) in cash and cash equivalents	(24,587)	141,130	(52,448)
Cash and cash equivalents at beginning of the period	177,075	34,104	87,388
Effect of exchange rate changes on cash and cash equivalents	10,367	1,841	(836)
Cash and cash equivalents at end of the period	$162,855	$177,075	$34,104

Supplemental disclosures
Cash paid for income taxes	$30	$377	$302
Cash paid for interest	$2,659	$—	$—
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
Basis of presentation and consolidation
The consolidated financial statements as of and for the year ended December 31, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies.
Certain prior year financial information in the consolidated financial statements has been reclassified to conform with current year presentation. These reclassifications include (i) the amortization of deferred commissions and Deferred commissions which are now presented as separate lines in the statement of cash flows for the years ended December 31, 2019 and December 31, 2018 instead of being netted in Other assets, (ii) the non-cash component of operating lease cost which is now presented as a separate line in the statement of cash flows for the year ended December 31, 2019 instead of being netted in Operating lease liabilities, and (iii) unbilled revenue in the amount of $2.1 million between other assets and accounts receivable in the consolidated balances sheet as of December 31, 2019 with corresponding reclassifications of $1.2 million and $0.2 million between Other Assets and Accounts Receivables lines in our consolidated statements of cash flows for the years ended December 31, 2019 and 2018, respectively. These reclassifications had no impact on net loss, stockholders’ equity, operating cash flows or total cash flows as previously reported.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price for on-premise subscription revenue to separate performance obligations, which requires estimates of main assumptions including useful life of intellectual property and appropriate margins), the amortization period for deferred commissions, contract period of leases, fair value of acquired intangible assets and goodwill, the determination of the effective interest rate of the liability components of our convertible senior notes, the determination of the incremental borrowing rate used for operating liabilities, valuation allowance for deferred tax assets, and share-based compensation expense (including achievement of non-market performance conditions and forfeiture rate). These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; Actual results, however, could differ significantly from these estimates.
Segment reporting
We operate as a single operating and reportable segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Foreign currency
The functional currency for the Company is the euro; however, these consolidated financial statements are presented in U.S. dollars, which is the Company's reporting currency. We determine the functional and reporting currency of each subsidiary based on the primary currency in which they operate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in the consolidated statements of operations. The Company translates assets and liabilities of its non-U.S. dollar functional currency foreign operations into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of such foreign operations into the U.S. dollar reporting currency at average exchange rates for the period. Translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive income (loss).
Exchange differences on long-term monetary assets held by the Company in a foreign subsidiary for which settlement is neither planned or anticipated to occur in the foreseeable future are recorded in other comprehensive income until the investment's disposal or disqualification, in according to ASC 830, Foreign Currency Matters.
Cash and cash equivalents
Cash and cash equivalents are comprised of cash at banks, restricted cash and highly liquid deposits with original maturities of less than three months that are readily convertible into a known amount of cash and are subject to insignificant risk of changes in value. Restricted cash is related to letters of credit for facility lease arrangements.
Accounts receivable, net of allowances
Accounts receivable represents amounts billed to customers in accordance with contract terms for which payment has not yet been received. Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The Company estimates this allowance based on the age of invoices, historical collectability and specific individual customer activity. Amounts deemed uncollectible are recorded in the consolidated balance sheet with an offsetting decrease in related deferred revenue and a charge to general and administrative expense in the consolidated statement of operations.
The movements in the allowance for doubtful accounts were as follows (in thousands):

	As of December 31,
	2020	2019
Allowance for doubtful accounts, beginning of period	$1,082	$1,882
Additions/(Reductions) (1)	875	(808)
Write-offs (2)	(753)	(8)
Effect of change in exchange rates	40	16
Allowance for doubtful accounts, end of period	$1,244	$1,082
________________________________
(1)The net decrease of $0.8 million in 2019 includes the impact of the updated estimate of the loss from uncollectible receivables resulting from observed collectability trends.
(2)During fiscal year 2020, the Company wrote off previously reserved aged accounts receivable as part of the Company's annual assessment.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with financial institutions that management believes are financially sound and have minimal credit risk exposure although the balances will exceed insured limits. The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. Actual credit losses may differ from the Company's estimates. As of December 31, 2020 and 2019, no customer represented 10% or more of the Company's gross accounts receivable. As of December 31, 2020 and 2019, no customer represented 10% or more of the Company's total revenue.
Property and equipment
Property and equipment are presented net of accumulated depreciation. Historical cost includes expenditures directly attributable to the acquisition of the assets. Purchased software that is an integral part of the functionality of the related equipment is capitalized as part of that equipment. Depreciation is recognized in the consolidated statements of operations on a straight-line basis over the estimated useful lives of the assets, or in the case of leasehold improvements and certain leased equipment, over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
lease term if shorter, since this most closely reflects the expected pattern of consumption of the future economic benefits embodied in the asset.
The estimated useful lives for each asset class are as follows:

Computer equipment and software	3 years
Fixtures and fittings	3 to 5 years
Leasehold improvements	Shorter or lease term or useful life
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
Goodwill, intangible assets and impairment assessments
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired and is evaluated annually, in the fourth quarter, for impairment, or more frequently if circumstances exist that indicate that impairment may exist. When conducting the annual goodwill impairment assessment, the Company first assesses qualitative factors, to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any.
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
There were no impairments of goodwill or intangible assets during the years ended December 31, 2020, 2019 or 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue recognition
The Company primarily derives revenue from contracts with customers from the sale of subscriptions and professional services engagements. The Company determines revenue recognition through the following steps:
i)Identification of the contract, or contracts with a customer – The Company enters into binding agreements with its customers that identify each party’s rights regarding the services to be performed and are evidenced by order forms. The Company determines it has a contract with a customer when an order form has been fully executed and uses judgement in determining when collectability of consideration is probable. For this assessment, the Company considers the size of the transaction, the payment history, the nature of services provided and other relevant customer information.
ii)Identification of the performance obligations in the contract – When a contract is identified, the Company considers the terms of its subscription and all other relevant facts, including the economic substance of these transactions. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the performance obligation is separately identifiable from other promises in the contract and a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company applies judgment to determine whether multiple promised products and services in a contract should be accounted for separately.
iii)Determination of the transaction price – The transaction price is determined based on the consideration that the Company expects to be entitled in exchange for transferring products and services to the customer. The Company has determined that the order amount in the executed order forms constitutes the transaction price of the contract. Executed order forms do not include variable amounts, non-cash considerations or considerations that are paid to the customers. None of the Company’s contracts contain a significant financing component.
iv)Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company determined SSPs of our term-based deployed licenses using the “expected cost plus a margin” approach as it maximizes the use of available observable inputs.
v)Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company recognizes revenue when control over performance obligations transfers to customers, in amounts that reflect the consideration the Company expects to be entitled to in exchange for those services.
Subscriptions
Subscription revenue consists of fees earned from arrangements to provide customers with the right to use our commercial software either in a cloud-based infrastructure that we provide or installed within the customer’s own environment through on-premise licenses. Our subscriptions include unspecified future updates, upgrades and technical product support. Premium support and access to our on-demand training portal is also available as a subscription. Subscription fees are based primarily on the number of users of our software and to a lesser extent data processing. Our subscription-based arrangements generally have a contractual term of one year to three years. We primarily sell annual contracts that are invoiced in advance for the full subscription term. We intend to continue enter to multi-year contracts with annual payment schedules. Subscription fees are generally non-refundable regardless of the actual use of the service. For the fiscal years ended December 31, 2020 and 2019, new subscription sales each had an average pre-billed duration of 1.0 years and 1.1 years, respectively. The Company sells subscriptions to customers either directly or indirectly through non-exclusive value-added channel partners and resellers (collectively, “resellers”). Resellers market, sell and provide the Company’s products and support services to end-users and the Company does not have the ability or the contractual right to establish pricing between resellers and end users.
Term-based deployed licenses
Subscriptions for term-based deployed licenses include both a right to use the Company’s underlying intellectual property (“IP”) and a right to receive post-contract customer support (“PCS”) during the subscription term. PCS is comprised of maintenance services (including updates and upgrades to the software on a when-and-if available basis) and support services (including technical product support such as diagnosis and resolution of implementation and customer success services such as case reviews, integration job design and operational performance metrics). The IP rights and the rights to receive PCS represent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
two separate performance obligations as they are not highly interdependent or interrelated and they can be transferred independently.
The Company does not have observable SSP for its licenses or its PCS as they are not sold separately. The Company developed a model to estimate relative SSP for each performance obligation using a “expected cost plus a margin” approach. This model uses observable datapoints to develop the main assumptions including the estimated useful life of the IP and appropriate margins. Based on this approach, the Company allocated approximately 15% of the transaction price to the IP performance obligation and allocated approximately 85% of the transaction price to the PCS performance obligation during each of years ended December 31, 2020, 2019 and 2018.
Revenue from the rights to use our IP is recognized upon delivery of the license key to the customer. Revenue from the rights to receive post-contract support is a stand-ready obligation and therefore is recognized ratably over the subscription term. Revenue through resellers follows the same revenue recognition pattern as applied for post-contract support.
Cloud-based
Subscriptions for our cloud-based offerings represent the right of access to our software as a service over the contract term for which revenue is recognized ratably over the term of the arrangement.
Royalty-based
Additionally, the Company occasionally enters into arrangements to embed its proprietary software or other generated code into a third-party application or service in exchange for sales- or usage-based royalties. As licensees do not generally report and pay royalties owed for sales/usage in any given quarter until after conclusion of that quarter, the Company recognizes royalty revenue based on estimates of licensees’ sales/usage in the quarter, with a booking each quarter and a royalty estimate true up recorded in the following quarter as a separate booking. Amounts recognized from these royalty agreements are presented with Subscription Revenue in the Consolidated Statements of Operations and have not been material to date.
Professional services
Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. Consulting engagements include implementation support to our customers during subscription setup and consist of time-based arrangements usually paid in advance, on delivery or at the completion of the contract. Training revenue results from contracts to provide educational services to customers and partners regarding the use of the Company’s technologies. The standalone selling price of a consulting or training service component is based on historical pricing for the component or a similar component that has been sold on a standalone basis.
Revenue from professional services is recognized as services are rendered.
Contracts with multiple performance obligations
The Company frequently enters into transactions that contain multiple performance obligations where a subscription and consulting and training services are sold together. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.
Deferred commissions
Deferred commissions consist of sales commissions earned by our sales force to initially obtain a contract, and upon renewal of such contracts. Sales commissions to initially obtain a contract are considered incremental and recoverable costs and are deferred and then amortized on a straight-line basis over the period of benefit determined to be five years, which includes the contractual and expected renewal periods. The Company recognizes the incremental costs to initially obtain a contract with a customer on the balance sheet if the Company expects the benefit of those costs to be longer than one year. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Commissions paid upon renewal are substantially lower than the commissions paid to initially obtain the contract and are expensed in the period the contract is renewed. The majority of customer contracts are annual and as a result these renewals commissions are paid on an annual basis.
Deferred revenue
Deferred revenue predominantly consists of payments received and billings associated with the portion of the subscription price allocated to support and maintenance services that will be recognized ratably over the remaining subscription term, and prepaid but unused consulting and training services. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, non-current in the consolidated balance sheets.
Share-based compensation
Employees, executives and board members receive remuneration in the form of share-based payments, whereby they render services as consideration for equity instruments which are considered equity-settled transactions. The cost of equity-settled transactions are recognized, together with a corresponding increase in equity, by reference to the fair value determined at the grant date of the share-based awards, over the period in which the performance and/or service conditions are fulfilled, ending on the date on which the beneficiary becomes fully entitled to the award (the "vesting date"). The cumulative expense recognized for equity-settled transactions at each reporting date until the vesting date reflects the extent to which the vesting period has lapsed and the Company's best estimate of the number of equity instruments that will ultimately vest. Share-based awards are expensed based on a graded vesting method, as the awards vest in tranches over the vesting period.
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
Defined contribution plan
A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in the consolidated statements of operations in the periods during which services are rendered by employees. For the fiscal years ended December 31, 2020, 2019 and 2018, the Company made contributions of $6.0 million, $3.9 million and $3.0 million to various contribution plans, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capitalized software costs
The Company expenses software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.
The Company capitalizes certain development costs incurred in connection with internal use software. Any costs incurred in the preliminary stages of development would be expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. Maintenance costs are expensed as incurred. Development costs incurred in connection with internal use software that meet the criteria for capitalization were not material for the periods presented.
Research and development costs
Research and development costs are expensed as incurred and consist primarily of salaries and related expenses, including share-based compensation expense, contractor software development costs and related overhead, as well as amortization of acquired developed technology, less any research and development subsidies.
Advertising costs
Advertising costs are expensed as incurred and are classified as sales and marketing expense. The Company has incurred advertising expense of less than $0.1 million during the year December 31, 2020, and $0.3 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively.
Off-balance sheet arrangements
The Company has no off-balance sheet arrangements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting standards issued not yet adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2019-12 will have a material impact on its consolidated financial statements. The Company has not early adopted this ASU for 2020.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by removing the separation models in Subtopic 470-20 that required embedded conversion features to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the Company beginning January 1, 2022, although early adoption is permitted for fiscal periods beginning January 1, 2021. The new standard can be adopted using either a modified or full retrospective transition method. The Company does not currently plan to early adopt this standard and is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements that would be significant, or potentially significant, to the Company.
3.    Fair Value Measurement
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
The fair values of cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables are categorized as Level 1. The fair value of debt was categorized as Level 2 and was estimated based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on a discounted cash flow method using a market interest rate for similar debt. As of December 31, 2020, the fair value of the 2024 Notes was $153.8 million.
There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2020, 2019 or 2018.
4.    Balance Sheet Components
Cash and cash equivalents
Cash and cash equivalents consisted of the following (in thousands):

	As of December 31,
	2020	2019
Cash	$56,357	$120,842
Cash equivalents	106,498	56,233
Total cash and cash equivalents	$162,855	$177,075
As of December 31, 2020, cash equivalents consist of money market securities, bank deposits and restricted cash. As of December 31, 2020, the total cash and cash equivalents denominated in currencies other than the U.S. Dollar amount to $116.7 million, including $89.0 million denominated in euros. As of December 31, 2020 and 2019, restricted cash was $0.5 million and $0.5 million, respectively.
Other current and non-current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Research tax credit	$742	$581
Prepaid expenses	9,351	8,178
Other assets	1,057	1,073
Other current assets	$11,150	$9,832
Other assets primarily relate to advancements from vendors and various deposits.
Other non-current assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Research tax credit	$2,088	$1,848
Deposits	1,485	1,169
Other non-current assets	1,735	1,365
Other non-current assets	$5,308	$4,382

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued expenses and other liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued compensation and benefits	$30,371	$24,201
VAT payable	7,889	6,238
Other taxes	885	502
Contingent liabilities	703	578
Other current liabilities	6,872	9,663
Accrued expenses and other liabilities	$46,720	$41,182
The contingent liabilities include severance provisions and estimated legal expenses for disputes with former employees. Other current liabilities primarily relate to accrued expenses incurred in the ordinary course of business.
5.    Property and equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	As of December 31,
	2020	2019
Computer equipment and software	$12,905	$8,587
Fixtures and fittings	3,496	2,312
Leasehold improvements	4,918	3,858
Property and equipment, gross	21,319	14,757
Less: accumulated depreciation	(12,046)	(9,409)
Property and equipment, net	$9,273	$5,348
Depreciation expense related to property and equipment during the years ended December 31, 2020, 2019 and 2018 was $3.4 million, $2.8 million and $2.0 million, respectively.
6.    Goodwill and intangible assets
Goodwill
Goodwill consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Goodwill, beginning of period	$49,744	$49,659
Additions from acquisitions	—	—
Measurement period adjustment	—	200
Effect of change in exchange rates	550	(115)
Goodwill, end of period	$50,294	$49,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets
Intangible assets as of December 31, 2020 included the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,134	$(5,134)	$—	0 years
Acquired developed technology	20,329	(11,093)	9,236	3 years
Total	$25,463	$(16,227)	$9,236
Intangible assets as of December 31, 2019, included the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$4,975	$(3,600)	$1,375	1 year
Acquired developed technology	19,555	(6,912)	12,643	4 years
Total	$24,530	$(10,512)	$14,018
Amortization expense for intangible assets was $5.1 million, $5.3 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the estimated future amortization expense related to intangible assets as of December 31, 2020 (in thousands):

Amount
2021	$3,778
2022	3,557
2023	1,901
Thereafter	—
Total amortization expense	$9,236
7.    Revenue from contract with customers
Deferred revenue
Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue in the consolidated balance sheet. Deferred revenue, including current and non-current balances, was $172.8 million and $160.4 million as of December 31, 2020 and December 31, 2019, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $142.4 million, $116.5 million and $117.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations of $250.1 million that will be satisfied at a later date. As of December 31, 2020, $185.4 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $64.7 million thereafter. Revenue from remaining performance obligations for professional services contracts as of December 31, 2020 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unbilled revenue
The Company may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets, or unbilled revenue, are classified as accounts receivable, net in the consolidated balance sheet. Unbilled revenue was $2.8 million and $2.1 million as of December 31, 2020 and December 31, 2019, respectively.
Deferred commissions
The Company recognizes sales commissions earned by the Company’s sales force that are considered incremental and recoverable costs of obtaining a contract with a customer as deferred commissions in the consolidated balance sheet. Deferred commissions, including current and non-current balances, were $39.7 million and $32.7 million as of December 31, 2020 and December 31, 2019, respectively. Amortization expense of deferred commissions, including the impact of foreign exchange currency fluctuations, was $12.1 million, $10.2 million and $9.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. There were no impairments of assets related to Company’s deferred commissions during the periods ended December 31, 2020, 2019 and 2018.
8.    Geographical information
Disaggregation of Revenue
We sell our subscription contracts and related services in several primary geographical markets. The following table sets forth the Company's total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Year Ended December 31,
	2020	2019	2018
Americas	$131,561	$115,736	$93,777
EMEA	123,599	108,664	97,288
Asia Pacific	32,311	23,461	14,734
Total revenue	$287,471	$247,861	$205,799
Revenues from the Company’s country of domicile, based on sales revenue recognized from customers in France, totaled $44.9 million, $36.3 million and $33.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Long-lived assets
The following table sets forth our long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	As of December 31,
	2020	2019
France	$20,773	$6,186
United States	17,165	19,082
International	7,322	7,901
Total long-lived assets	$45,260	$33,169
9.    Debt
As part of the Restlet SAS acquisition in 2016, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. The debt was repaid in full during the second quarter of the year ended December 31, 2020, and therefore, no amounts are outstanding as of December 31, 2020.
Convertible Senior Notes due in 2024
In September 2019, the Company issued an aggregate principal amount of €125.0 million of the 2024 Notes and an additional 12% or €14.8 million, pursuant to the partial exercise of the option to purchase additional 2024 Notes granted to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Each €1,000 of principal amount of the 2024 Notes will initially be convertible, subject to adjustment upon the occurrence of specified events, into 19.3234 ADSs, corresponding to 19.3234 of the Company’s ordinary shares per €1,000 principal amount of the 2024 Notes as of the date hereof, which initial conversion rate is equivalent to an initial conversion price of approximately €51.75 per ADS calculated on the basis of the closing price of the Company’s ADSs of $38.72 and an euro to U.S. dollar exchange rate of €1 to $1.1036 on the pricing date of the 2024 Notes. The conversion rate for the 2024 Notes will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events set forth in the indenture for the 2024 Notes that occur prior to maturity or if the Company calls any 2024 Notes for redemption, the Company will increase the conversion rate of the 2024 Notes for a holder who elects to convert its 2024 Notes in connection with such a corporate event or during the related redemption period in certain circumstances under the indenture for the 2024 Notes. Holders may convert all or any portion of their 2024 Notes at their option at any time on or after 9:00 a.m. (New York City time) on the business day immediately preceding June 1, 2024 until 9:00 a.m. (New York City time) on the second business day immediately preceding the maturity date of the 2024 Notes. Further, holders may convert their 2024 Notes at their option prior to 9:00 a.m. (New York City time) on the business day immediately preceding June 1, 2024, only under the following circumstances:
•During, but prior to 9:00 a.m. (New York City time) on the last business day of, any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the ADSs (converted into euros in the manner specified in the indenture for the 2024 Notes) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day;
•During the six business day period prior to 9:00 a.m. (New York City time) on the last business day of such period after any five consecutive trading day period (the “measurement period”) in which the trading price per €1,000 principal amount of the 2024 Notes, for each trading day of the measurement period, was less than 98% of the product of the last reported sale price of our ADSs (converted into euros at 4:00 p.m. New York City time on such trading day) and the conversion rate for the 2024 Notes on each such trading day;
•If the Company calls any or all of the 2024 Notes for redemption, at any time prior to 9:00 a.m. (New York City time) on the second business day immediately preceding the redemption date; and
•upon the occurrence of certain specified corporate events.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2020, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes were classified as long-term debt for such period.
The net carrying amount of the 2024 Notes was as follows as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Principal	$171,599	$156,716
Unamortized debt discount	(18,704)	(21,227)
Unamortized debt issuance costs	(4,766)	(5,443)
Net carrying amount	$148,129	$130,046
The net carrying amount of the equity component of the 2024 Notes was as follows as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Gross amount	$21,866	$21,866
Allocated debt issuance costs	(945)	(945)
Net carrying amount	$20,921	$20,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest expense related to the 2024 Notes was as follows during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$2,796	$806
Amortization of debt discount	4,226	1,185
Amortization of issuance costs	1,115	349
Total	$8,137	$2,340
10.    Leases
We adopted ASC 842 on January 1, 2019, utilizing the optional modified retrospective transition method, with a cumulative-effect adjustment to equity. As a result, the Company recognized $27.1 million of operating lease assets and $27.7 million of operating lease liabilities.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Company’s consolidated balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately, but the Company has made an accounting policy decision to account for the lease and non-lease components as a single lease component. The Company also made an accounting policy decision not to record ROU assets or lease liabilities for leases with terms of 12 months or less. The Company has operating leases for corporate offices, none of which have variable lease payments.
Lease Costs
The components of lease expense for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$6,763	$5,856
Balance Sheet Components
The balances for our operating leases are presented within our consolidated balance sheet as follows (in thousands):

	As of December 31,
	2020	2019
Operating lease right-of-use assets	$35,987	$27,821
Operating lease liabilities	$38,049	$29,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental Information
Other information related to our operating leases is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$6,447	$5,066
Right-of-use assets obtained in exchange for lease obligations	$12,569	$2,749
Weighted average remaining lease term for operating leases	6.5 years	6.3 years
Weighted average discount rate	4.2%	5.4%
Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Amount
2021	$6,777
2022	7,300
2023	5,675
2024	5,568
2025	5,615
Thereafter	12,360
Total lease payments	43,295
Less imputed interest	(5,246)
Total	$38,049
11.    Commitments and contingencies
Capital commitments
As of December 31, 2020, the Company had no capital commitments to acquire fixed or other long-lived assets.
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
The Company accrues estimates for resolution of legal proceedings when losses are probable and estimable. Although the results of legal proceedings and claims are unpredictable, the Company believes that there is less than a reasonable possibility that the Company will incur a material loss with respect to such legal proceedings and claims. As a result, the Company has not recorded an accrual for such contingencies as of December 31, 2020.
Purchase obligations
As of December 31, 2020, the Company had purchase obligations related to purchase commitments of IT-related services totaling $12.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    Equity Incentive Plans
In April 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), primarily for the purpose of granting stock options to employees and employee warrants BSPCE (“bons de souscription de parts de créateur d'entreprise” or “employee warrants (BSPCE)”) to employees who are French tax residents. In August 2019, the Company adopted the 2019 Free Share Plan, primarily for the purpose of granting Restricted Stock Units (“RSUs”) to employees. In June 2019, the Company’s shareholders also delegated authority to the Company’s board of directors to grant warrants (“bons de souscription d'actions” or “warrants (BSA)”) to the Company’s directors and consultants. In June 2020, the Company's shareholders delegated authority to the Company's board of directors to grant stock options and RSUs to employees, and warrants (BSA) to the company's directors and consultants, superseding and replacing the previous delegations of authority to grant equity awards. Consequently, in August 2020, the Company adopted the 2020 Free Share Plan (the "Free Share Plan") and the 2020 Stock Option Plan (the "Stock Option Plan"). The Free Share Plan provides for the grant of RSUs to the Company's employees and employees of any company or group in which the Company holds, directly or indirectly, 10% of the share capital or voting rights as of the date of the grant. The Stock Option Plan provides for the grant of stock options to the Company's employees and chairman of the Company's board of directors. The Company no longer grants employee warrants (BSPCE) as the Company no longer meets the eligibility criteria for granting BSPCEs.
As of December 31, 2020, there were 1,736,381 ordinary shares available for future grants of stock options, RSUs and warrants (BSA) under the Company’s share pool reserve.
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
The following table summarizes the activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) of the Company’s stock options and warrants for the year ended December 31, 2020 (in thousands, except exercise price per option):

	Stock options outstanding	BSPCE warrants outstanding	BSA warrants outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance as of December 31, 2019	1,215	155	210	$14.61	5.1	$40,809
Granted	857	—	41	35.58
Exercised	(273)	(44)	—	13.80
Forfeited	(73)	(3)	(16)	35.30
Balance as of December 31, 2020	1,726	108	235	$23.97	6.1	$31,789
Vested and expected to vest as of December 31, 2020	1,576	107	234	$23.09	5.8	$31,247
Exercisable as of December 31, 2020	1,023	106	209	$17.59	4.4	$29,648
The total intrinsic values of stock options and warrants exercised during the period ended December 31, 2020, 2019 and 2018 was $8.2 million, $12.2 million and $22.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average grant date fair value of stock options and warrants granted during the years ended December 31, 2020, 2019 and 2018 was $14.91, $14.69 and $4.01 per share, respectively. The total grant date fair value of stock options and warrants vested during years ended December 31, 2020, 2019 and 2018 was $3.0 million, $2.6 million and $3.7 million, respectively.
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
Service-based RSUs generally vest over a four-year period. The Company requires a two-year holding period from grant date and generally allows employees to elect between the following vesting schedules:
Non-executives RSUs
1) 25% vesting on the one-year anniversary of the grant vesting commencement date and equal quarterly installments thereafter; or
2) 50% vesting on the two-year anniversary of the grant vesting commencement date and equal quarterly installments thereafter.
Executive RSUs
1) 20% vesting on the one-year anniversary of the grant vesting commencement date, quarterly installments of 5% of the award for the next four quarters, and then equal quarterly installments of 7.5% of the award thereafter (or in the case of new hire awards, 25% vesting on the one-year anniversary of the grant vesting commencement date and equal quarterly installments thereafter); or
2) 40% vesting on the two-year anniversary of the grant vesting commencement date and equal quarterly installments thereafter (or in the case of new hire awards, 50% vesting on the two-year anniversary of the grant vesting commencement date and equal quarterly installments thereafter).
A summary of RSU activity under all of the plans as of December 31, 2020 is presented in the following table (in thousands, except the weighted-average grant date fair value per RSU):

	Number of service- based RSUs	Number of performance- based RSUs	Weighted-average grant date fair value
Balance as of December 31, 2019	1,924	384	$44.96
Granted	1,360	411	39.69
Vested and released	(482)	(45)	50.24
Forfeited	(414)	(270)	44.60
Balance as of December 31, 2020	2,388	480	$43.26
Expected to vest as of December 31, 2020	1,970	368	$43.61
The tax benefits realized by the Company in connection with vested and released RSUs for the years-ended December 31, 2020, 2019 and 2018 was $20.1 million, $13.2 million and $2.8 million, respectively.
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $39.69, $44.06 and $49.12 per share, respectively. The total grant date fair value of RSUs vested during years ended December 31, 2020, 2019 and 2018 was $26.5 million, $11.7 million and $3.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan
In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”), which was amended and restated in August 2020. In June 2020, the Company's shareholders authorized 550,000 shares for future issuance under the ESPP, which supersedes and replaces the shares previously available for issuance under ESPP. The ESPP allows the Company’s employees to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs is 85% of the lower of the fair value of the Company’s ADSs on the first trading day or on the last trading day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of ADSs, valued at the start of the offering period, under the ESPP in any calendar year. A total of 473,930 ADSs are available for sale under the ESPP as of December 31, 2020. As of December 31, 2020, $2.2 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.
As of December 31, 2020, 329,900 shares of common stock had been purchased under the ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP.
Fair value of stock options, warrants and ESPP
Determining the fair value of the share-based compensation at the grant date requires judgment. The Company calculated the fair value of each instrument on the grant date using the Black-Scholes option pricing model. The Black-Scholes model requires the input of highly subjective assumptions, including the expected volatility, expected term, risk-free interest rate and dividend yield.
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
Expected Volatility
The Company considered historical volatility of the Company’s share price since the IPO and also considered the historical volatility of similar entities following a comparable period in their lives.
Expected Dividend yield
The Company has never declared or paid any cash dividends and it does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company estimated the following assumptions for the calculation of the fair value of the share options and warrants:

	Year Ended December 31,
	2020	2019	2018
Stock options and warrants
Weighted average fair value of underlying shares	$32.09	$46.97	$52.65
Weighted average expected volatility	50.9%	42.4%	42.0%
Weighted average risk-free interest rate	0.34%	2.14%	2.63%
Weighted average expected term (in years)	4.65	2.78	3.23
Dividend yield	—%	—%	—%
ESPP
Weighted average fair value of underlying shares	$38.00	$41.49	$50.39
Weighted average expected volatility	47.7%	40.2%	41.7%
Weighted average risk-free interest rate	0.82%	2.20%	2.06%
Weighted average expected term (in years)	0.50	0.50	0.50
Dividend yield	—%	—%	—%
Compensation expense
Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue - subscriptions	$3,516	$3,115	$1,432
Cost of revenue - professional services	1,902	2,132	1,024
Sales and marketing	14,367	10,227	7,198
Research and development	9,846	10,353	5,808
General and administrative	17,962	7,965	5,375
Total share-based compensation expense	$47,593	$33,792	$20,837
As of December 31, 2020, the Company had $56.1 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.7 years. As of December 31, 2020, total unrecognized share-based compensation expense related to ESPP was $0.3 million which will be amortized over a weighted-average period of approximately 0.2 years.
13.    Net loss per share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for the years ended December 31, 2020, 2019 and 2018, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive.
During 2019, the Company issued 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”) (see Note 9, Debt, for more details). Since the Company expects to settle the principal amount of the outstanding 2024 Notes in a combination of cash and shares, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on the diluted net income per ordinary share when the average market price of the Company’s ordinary shares, each represented by an ADS, for a given period exceeds the initial conversion price of €51.75 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator (basic and diluted):
Net loss	$(79,582)	$(61,469)	(39,027)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	31,535	30,563	29,841

Basic and diluted net loss per share	$(2.52)	$(2.01)	(1.31)
The following shares subject to outstanding awards were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options to purchase ordinary shares	1,726	1,215	1,707
Employee warrants (BSPCE) to purchase ordinary shares	108	155	229
Warrants (BSA) to purchase ordinary shares	235	210	130
Restricted stock units	2,868	2,308	1,511
Employee stock purchase plan	89	83	53
Convertible senior notes	2,700	2,700	—
14.    Income tax
The following table presents domestic and foreign components loss before income tax expense (in thousands):

	Year Ended December 31,
	2020	2019	2018
France	$(34,962)	$(10,042)	$(9,502)
International	(44,047)	(51,278)	(29,848)
Loss before income tax expense	$(79,009)	$(61,320)	$(39,350)
The components of the (provision) benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
France	$—	$—	$—
International	(877)	(20)	(311)
Total current	(877)	(20)	(311)
Deferred:
France	—	—	—
International	304	(129)	634
Total deferred	304	(129)	634
Income tax (expense) benefit	$(573)	$(149)	$323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of the income tax expense calculated at the French statutory tax rate to the income tax expense (in thousands):

	Year Ended December 31,
	2020	2019	2018
Loss before income tax expense	$(79,009)	$(61,320)	$(39,350)
Expected tax benefit at France’s statutory income tax rate of 28.00% in fiscal year 2020, 31.00% in fiscal year 2019 and 33.33% in fiscal year 2018	22,123	19,009	13,116
Effect of different tax rates of subsidiaries operating in countries other than France	(170)	(2,067)	(2,794)
Non-deductible expenses	(1,732)	(2,443)	(1,714)
Effective change in tax rates	170	(692)	(319)
Share-based compensation	2,057	2,543	(851)
Change in valuation allowance	(24,349)	(17,539)	(7,842)
Other items, net	1,328	1,040	727
Income tax (expense) benefit	$(573)	$(149)	$323
The components of deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$1,737	$1,101
Net operating loss carryforwards	103,457	74,278
Share-based compensation	5,264	4,212
Other	2,663	1,718
Total deferred tax assets	113,121	81,309
Less: valuation allowance	(96,467)	(65,219)
Net deferred tax assets	16,654	16,090
Deferred tax liability:
Intangibles	(1,442)	(2,186)
Deferred revenue	(1,254)	(1,012)
Deferred compensation	(9,728)	(7,880)
Convertible Note Discount	(4,575)	(5,780)
Total deferred tax liabilities	(16,999)	(16,858)
Total net deferred tax assets (liabilities)	$(345)	$(768)
Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is more likely than not that its France and international deferred tax assets will not be realized as of December 31, 2020. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets. The valuation allowance increased by $31.2 million for the year ended December 31, 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the Company had net operating loss carryforwards for French income tax return purposes of approximately $205.8 million, which can be carried forward indefinitely. The Company had net operating loss carryforwards for U.S. federal income tax return purposes of approximately $43.1 million, which expire at various dates beginning in the year 2028, if not utilized. The Company also had net operating loss carryforwards for U.S. federal income tax return purposes of approximately $115.1 million, which can be carried forward indefinitely. The Company had net operating loss carryforwards of approximately $38.2 million and approximately $104.0 million for other state income tax return purposes which expire at various dates beginning in the year 2022, if not utilized. The Company had net operating loss carryforwards of approximately $34.4 million for foreign income tax return purposes, which can be carried forward indefinitely. The Company had net operating loss carryforwards of approximately $4.6 million for foreign income tax return purposes, which expire at various dates beginning in the year 2021, if not utilized.
As of December 31, 2020, the Company had research and development credit carryforwards for federal income tax return purposes of approximately $2.7 million, which expire at various dates beginning in the year 2030, if not utilized. The Company had research and development credit carryforwards for state income tax return purposes of approximately $1.4 million, which can be carried forward indefinitely.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
As of December 31, 2020, the Company had approximately $2.7 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Unrecognized tax benefits, beginning of year	$1,856	$1,084
Gross increase for tax positions of prior year	77	170
Gross decrease for tax positions of prior year	—	—
Gross increase for tax positions of current year	742	602
Settlements	—	—
Gross unrecognized tax benefits, end of year	$2,675	$1,856
If recognized, only $0.2 million of the $2.7 million of unrecognized tax benefits as of December 31, 2020 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remainder $2.5 million have no impact on the effective tax rate as the entire benefit would be offset by the establishment of valuation allowance on the resulting increase in the related deferred tax asset.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, penalties and interest were immaterial.
The Company files income tax returns in the France jurisdictions, the U.S. federal jurisdiction as well, many U.S. states, as well as many foreign jurisdictions. The tax years 2007 to 2020 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Related party transactions
As part of the Restlet SAS acquisition, the Company assumed debt totaling $1.2 million related to advances for research and development projects from Bpifrance to Restlet SAS. The debt was repaid in fullaid during the second quarter of the year ended December 31, 2020. There are no other material related party transactions that require disclosure.
16.    Selected quarterly results of operations (Unaudited)
The following table sets forth selected unaudited quarterly results of operations data for each of the eight quarters ended December 31, 2020 (in thousands, except per share data). As disclosed in Note 19, Selected quarterly results of operations (Unaudited), of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020 (“Note 19”), the quarterly results of operations for each of the quarters in the year ended December 31, 2019 were revised to reflect an immaterial error. The description of the reasons for the revision and the reconciliation contained in Note 19 for each of the four quarters of fiscal 2019 is incorporated herein by reference.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total Revenue	$57,666	$60,305	$62,436	$67,454	$68,119	$67,738	$72,702	$78,912
Gross profit	$42,466	$44,546	$47,688	$52,281	$53,354	$52,532	$56,084	$62,353
Operating expenses	$59,930	$62,721	$60,955	$61,899	$69,842	$72,167	$74,318	$78,838
Loss from operations	$(17,464)	$(18,175)	$(13,267)	$(9,618)	$(16,488)	$(19,635)	$(18,234)	$(16,485)
Net loss for the period	$(17,745)	$(18,524)	$(13,511)	$(11,689)	$(18,142)	$(21,509)	$(20,341)	$(19,590)
Net loss per share attributable to ordinary shareholders:
Basic and diluted net loss per share	$(0.59)	$(0.61)	$(0.44)	$(0.38)	$(0.58)	$(0.68)	$(0.64)	$(0.61)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Remediation
Our management and board of directors are committed to the continued improvement of our overall system of internal control over financial reporting. Management identified a material weakness in our internal control over financial reporting related to the ineffective control design over the review of the assumptions in its stand-alone selling price (SSP) model used to determine the allocation of the transaction price of our on-premise license arrangements between the intellectual property (IP) element and the post-contract customer support (PCS) element, as discussed in our Annual Report on Form-10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 17, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Upon identification of this material weakness, we developed a remediation plan, and implemented the internal control design changes that were identified as part of that plan. This remediation plan included the enhancement of our review process over the assumptions that support the IP and PCS transaction price allocation by developing formal procedures for the preparation, analysis and review of the assumptions used in our SSP model. We performed sensitivity analysis to help us better understand the risk impact and set the right level of precision of review. We enhanced the performance of the review of the key assumptions and inputs used in the SSP model to maximize the use of observable inputs. This includes review over inputs derived from external benchmarks, which included engaging a third-party valuation specialist to provide comparable licensing transactions. Based on the results of our evaluation of the updated controls and procedures, management has determined that as of December 31, 2020 the material weakness has been remediated. As a result, management has concluded we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, other than the remediation changes to our process and controls of the material weakness mentioned above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our principal executive officer and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will appear in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item will appear in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will appear in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will appear in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this Item will appear in our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a)(1) Financial Statements
The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules
All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled the “Consolidated Financial Statements and Supplementary Data.”
(a)(3) Exhibits
We have filed or incorporated by reference the exhibits listed in the accompanying Exhibit Index.

Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated By-laws (statuts) of Talend S.A. (English translation) dated as of February 24, 2021.	8-K	001-37825	3.1	2/26/2021

4.1	Description of Securities of the Registrant.					X

4.2	Form of Deposit Agreement between Talend S.A. and JPMorgan Chase Bank, N.A., as depositary, and Owners and Holders of the American Depositary Shares.	F-1/A	333-212279	4.1	7/11/2016
4.3	Form of American Depositary Receipt evidencing American Depositary Shares (included in Exhibit 4.2).	F-1/A	333-212279	4.2	7/11/2016

4.4	Indenture, dated September 13, 2019, between Talend S.A., U.S. Bank National Association and Elavon Financial Services DAC.	8-K	001-37825	4.1	9/17/2019

4.5	Form of 1.75% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-37825	4.2	9/17/2019

10.1	Lease Agreement by and between Westport Office Park, LLC and Talend, Inc., dated as of April 11, 2014.	F-1	333-212279	10.3	6/28/2016

10.2	First Amendment to Lease Agreement by and between Westport Office Park, LLC and Talend, Inc., dated as of December 16, 2014.	F-1	333-212279	10.4	6/28/2016

10.3	Second Amendment to Lease Agreement by and between Westport Office Park, LLC and Talend, Inc., dated as of April 20, 2015.	F-1	333-212279	10.5	6/28/2016

Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Third Amendment to Lease Agreement by and between Westport Office Park, LLC and Talend, Inc., dated as of February 15, 2018.	20-F	001-37825	4.6	3/5/2018

10.5	English Summary of the Commercial Lease Agreement by and between Talend S.A. and Monceau Investissements Immobiliers, dated as of March 2, 2020.	10-Q	001-37825	10.2	5/8/2020

10.6	English Summary of the First Amendment of the Commercial Lease Agreement by and between Talend S.A. and Monceau Investissements Immobiliers, dated as of April 28, 2020.	10-Q	001-37825	10.3	5/8/2020

10.7	Form of Indemnification Agreement between Talend S.A. and each of its executive officers and directors.	F-1	333-212279	10.21	6/28/2016

10.8+	Executive Employment Agreement by and between Talend, Inc. and Michael Tuchen, dated as of October 1, 2013.	F-1	333-212279	10.26	6/28/2016

10.9+	Separation Agreement and Release by and between Talend, Inc., Talend S.A. and Michael Tuchen, dated as of January 8, 2020.	10-K	001-37825	10.17	3/17/2020

10.10+	Talend, Inc. Consulting Agreement by and between Talend, Inc., Talend S.A. and Michael Tuchen, dated as of August 4, 2020.	10-Q	001-37825	10.11	8/7/2020

10.11+	Offer Letter by and between Talend, Inc. and Christal Bemont, dated as of January 7, 2020.	10-K	001-37825	10.18	3/17/2020

10.12+	Offer Letter by and between Talend, Inc. and Adam Meister, dated as of August 14, 2018.	10-K	001-37825	10.19	2/28/2019

10.13+	Separation Agreement and Release by and between Talend, Inc. Talend S.A. and Laurent Bride, dated as of October 2, 2020.	10-Q	001-37825	10.1	11/9/2020

10.14+	Offer Letter by and between Talend, Inc. and Ann-Christel Graham, dated as of December 18, 2019.	10-K	001-37825	10.23	3/17/2020

10.15+	Amended and Restated Offer Letter by and between Talend, Inc. and Jamie Kiser, dated as of March 25, 2020					X

10.16+	Amendment to the Amended and Restated Offer Letter by and between Talend, Inc. and Jamie Kiser, dated as of October 2, 2020.					X

10.17+	Offer Letter by and between Talend, Inc. and Krishna Tammana, dated as of September 25, 2020.	10-Q	001-37825	10.2	11/9/2020

Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18+	Form of Amended and Restated Change of Control and Severance Agreement.					X

10.19+	Stock Option Plans—2016, 2015, 2014, 2013, 2012, 2011 and 2010.	F-1/A	333-212279	10.22	7/19/2016

10.20+	Form of Stock Option Grant Documents for Stock Option Plans—2016, 2015, 2014, 2013, 2012, 2011 and 2010 (included in Exhibit 10.19).	F-1/A	333-212279	10.22	7/19/2016

10.21+	2016 Free Share Plan (English translation).	S-8	333-219761	4.1	8/7/2017
10.22+	Form of 2016 Time-Based Free Share Grant Letter.	S-8	333-219761	4.2	8/7/2017

10.23+	Form of 2016 Performance-Based Free Share Grant Letter.	S-8	333-219761	4.3	8/7/2017

10.24+	2017 Free Share Plan (English translation).	S-8	333-219761	4.4	8/7/2017

10.25+	Form of 2017 Time-Based Free Share Grant Letter.	S-8	333-219761	4.5	8/7/2017

10.26+	Form of 2017 Performance-Based Free Share Grant Letter.	S-8	333-219761	4.6	8/7/2017

10.27+	2017-02 Free Share Plan (English translation).	6-K	001-37825	10.1	5/10/2018

10.28+	Form of 2017-02 Time-Based Free Share Grant Letter.	6-K	001-37825	10.2	5/10/2018

10.29+	Form of 2017-02 Performance-Based Free Share Grant Letter.	6-K	001-37825	10.3	5/10/2018

10.30+	Talend S.A. 2017 Stock Option Plan.	S-8	333-219761	4.7	8/7/2017

10.31+	Form of 2017 Stock Option Plan Grant Agreement as of May 21, 2020.	10-Q	001-37825	10.1	8/7/2020

10.32+	Talend S.A. 2018 Free Share Plan (English translation).	S-8	333-227200	4.2	9/5/2018

10.33+	Form of 2018 Time-Based Free Share Grant Letter (included in Exhibit 10.32).	S-8	333-227200	4.2	9/5/2018

10.34+	Form of 2018 Performance-Based Free Share Grant Letter (included in Exhibit 10.32).	S-8	333-227200	4.2	9/5/2018

10.35+	Talend S.A. 2019 Free Share Plan (English translation).	8-K	001-37825	10.1	8/8/2019
10.36+	Form of 2019 Time-Based Free Share Grant Letter.	8-K	001-37825	10.2	8/8/2019

10.37+	Form of 2019 Performance-Based Free Share Grant Letter.	8-K	001-37825	10.3	8/8/2019

10.38+	Talend S.A. 2020 Free Share Plan (English translation).	10-Q	001-37825	10.2	8/7/2020

Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.39+	Form of 2020 Time-Based Free Share Grant Letter.	10-Q	001-37825	10.3	8/7/2020

10.40+	Form of 2020 Performance-Based Free Share Grant Letter.	10-Q	001-37825	10.4	8/7/2020

10.41+	Talend S.A. 2020 Stock Option Plan	10-Q	001-37825	10.5	8/7/2020

10.42+	Form of 2020 Stock Option Plan Agreement	10-Q	001-37825	10.6	8/7/2020

10.43+	Amended and Restated Talend S.A. 2017 Employee Stock Purchase Plan.	10-Q	001-37825	10.8	8/7/2020

10.44+	U.S Offering Document to the Amended and Restated Talend S.A. 2017 Employee Stock Purchase Plan.	10-Q	001-37825	10.9	8/7/2020

10.45+	Non-U.S. Offering Document to the Amended and Restated Talend S.A. 2017 Employee Stock Purchase Plan.	10-Q	001-37825	10.10	8/7/2020

10.46+	Form of BSA Grant Document (English translation) through February 4, 2016.	F-1/A	333-212279	10.23	7/27/2016

10.47+	Form of BSA Grant Document (English translation) as of October 4, 2016.					X

10.48+	Form of BSA Grant Document (English translation) as of August 4, 2020.	10-Q	001-37825	10.7	8/7/2020

10.49+	Talend S.A. Executive Incentive Compensation Plan, as Amended and Restated on February 4, 2021					X

21.1	List of Subsidiaries of Talend S.A.					X

23.1	Consent of KPMG S.A., Independent Registered Public Accounting Firm.					X

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the Signatures page of this Annual Report)					X

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxaonomy Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
_______________________________
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
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 1st day of March, 2021.

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

Signatures	Title	Date
/s/ Christal Bemont	Chief Executive Officer and Director	March 1, 2021
Christal Bemont	(Principal Executive Officer)

/s/ Adam Meister	Chief Financial Officer	March 1, 2021
Adam Meister	(Principal Financial and Accounting Officer)

/s/ S. Steven Singh	Chairman of the Board	March 1, 2021
S. Steven Singh

/s/ Nora Denzel	Director	March 1, 2021
Nora Denzel

/s/ Elizabeth Fetter	Director	March 1, 2021
Elizabeth Fetter

/s/ Elissa Fink	Director	March 1, 2021
Elissa Fink

/s/ Patrick S. Jones	Director	March 1, 2021
Patrick S. Jones

/s/ Ryan Kearny	Director	March 1, 2021
Ryan Kearny

/s/ Thierry Sommelet	Director	March 1, 2021
Thierry Sommelet