Form 10-Q
period 2021-03-31
Talend S.A.
filed 2021-05-07
CIK 1668105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 30, 2021, the registrant had 32,595,355 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
TALEND S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$172,996	$162,855
Accounts receivable, net of allowance for doubtful accounts of $1,101 and $1,244, respectively	61,047	95,967
Deferred commissions, current	12,753	12,771
Other current assets	10,931	11,150
Total current assets	257,727	282,743
Non-current assets:
Deferred commissions, non-current	26,530	26,889
Operating lease right-of-use assets	33,717	35,987
Property and equipment, net	9,054	9,273
Goodwill	50,010	50,294
Intangible assets, net	8,184	9,236
Other non-current assets	4,802	5,308
Total non-current assets	132,297	136,987
Total assets	$390,024	$419,730
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,493	$2,760
Accrued expenses and other current liabilities	37,834	46,720
Deferred revenue, current	149,182	160,215
Operating lease liabilities, current	4,875	4,798
Current portion of long-term debt	—	0
Total current liabilities	196,384	214,493
Non-current liabilities:
Deferred income taxes	299	345
Other non-current liabilities	2,106	2,197
Deferred revenue, non-current	10,802	12,590
Operating lease liabilities, non-current	31,157	33,251
Long-term debt	142,885	148,129
Total non-current liabilities	187,249	196,512
Total liabilities	383,633	411,005
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Ordinary shares, par value €0.08 per share; 32,572,335 and 32,010,526 shares authorized, issued and outstanding, respectively	3,349	3,295
Additional paid-in capital	384,511	366,508
Accumulated other comprehensive income (loss)	(106)	(2,941)
Accumulated losses	(381,363)	(358,137)
Total stockholders’ equity	6,391	8,725
Total liabilities and stockholders’ equity	$390,024	$419,730
The above condensed consolidated balance sheets should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Subscriptions	$72,375	$60,909
Professional services	7,543	7,210
Total revenue	79,918	68,119
Cost of revenue
Subscriptions	11,834	8,024
Professional services	6,184	6,741
Total cost of revenue	18,018	14,765
Gross profit	61,900	53,354
Operating expenses
Sales and marketing	42,627	38,253
Research and development	20,984	15,934
General and administrative	19,893	15,655
Total operating expenses	83,504	69,842
Loss from operations	(21,604)	(16,488)
Interest income (expense), net	(2,084)	(1,805)
Other income (expense), net	584	198
Loss before benefit (provision) for income taxes	(23,104)	(18,095)
Benefit (provision) for income taxes	(122)	(47)
Net loss	$(23,226)	$(18,142)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.72)	$(0.58)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	32,218	31,180
The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(23,226)	$(18,142)
Other comprehensive gain (loss)
Foreign currency translation adjustment	2,835	89
Total comprehensive loss	$(20,391)	$(18,053)
The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2021
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2020	32,010,526	$3,295	$366,508	$(2,941)	$(358,137)	$8,725
Net loss for the period	—	—	—	—	(23,226)	(23,226)
Other comprehensive loss	—	—	—	2,835	—	2,835
Shares issued from restricted stock unit vesting	236,543	23	(23)	—	—	—
Exercise of stock awards	241,772	23	3,603	—	—	3,626
Issuance of ordinary shares in connection with employee stock purchase plan	83,494	8	2,791	—	—	2,799
Share-based compensation	—	—	11,632	—	—	11,632
Balance as of March 31, 2021	32,572,335	$3,349	$384,511	$(106)	$(381,363)	$6,391

	Three Months Ended March 31, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2019	31,017,268	$3,205	$310,195	$1,107	$(278,555)	$35,952
Net loss for the period	—	—	—	—	(18,142)	(18,142)
Other comprehensive gain	—	—	—	89	—	89
Shares issued from restricted stock unit vesting	101,523	9	(9)	—	—	—
Exercise of stock awards	145,928	13	1,591	—	—	1,604
Issuance of ordinary shares in connection with employee stock purchase plan	72,975	6	2,281	—	—	2,287
Share-based compensation	—	—	10,329	—	—	10,329
Balance as of March 31, 2020	31,337,694	$3,233	$324,387	$1,196	$(296,697)	$32,119
The above condensed consolidated statements of stockholders’ equity should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss for the period	$(23,226)	$(18,142)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	1,022	816
Amortization of intangible assets	938	1,321
Amortization of debt discount and issuance costs	1,429	1,266
Amortization of deferred commissions	3,464	2,827
Non-cash operating lease cost	1,825	1,498
Unrealized (gain) foreign exchange	(2,219)	(615)
Interest accrued on 2024 Convertible Notes	737	677
Share-based compensation	11,632	10,329
Changes in operating assets and liabilities:
Accounts receivable	33,359	27,834
Deferred commissions	(3,594)	(2,338)
Other assets	347	1,103
Accounts payable	1,823	(2,599)
Accrued expenses and other current liabilities	(8,438)	(8,767)
Deferred revenue	(9,624)	(10,878)
Operating lease liabilities	(1,808)	(1,484)
Net cash (used in) provided by operating activities	7,667	2,848
Cash flows from investing activities:
Acquisition of property and equipment	(1,081)	(2,449)
Net cash used in investing activities	(1,081)	(2,449)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares related to exercise of stock awards	3,626	1,604
Proceeds from issuance of ordinary shares related to employee stock purchase plan	2,799	2,287
Repayment of borrowings	—	(5)
Net cash from financing activities	6,425	3,886
Net increase (decrease) in cash and cash equivalents	13,011	4,285
Cash and cash equivalents at beginning of the period	162,855	177,075
Effect of exchange rate changes on cash and cash equivalents	(2,870)	(3,548)
Cash and cash equivalents at end of the period	$172,996	$177,812
The above condensed consolidated statements of cash flows should be read in conjunction with the accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated balance sheets as of March 31, 2021 and December 31, 2020, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’ equity for and the consolidated statements of cash flows for the three months ended March 31, 2021 and March 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
Pending Acquisition by Thoma Bravo
On March 10, 2021, the Company entered into a Memorandum of Understanding (the “MoU”) with Tahoe Bidco (Cayman) LLC, an exempted company incorporated under the laws of the Cayman Islands (“Parent”) and an affiliate of Thoma Bravo, L.P. (“Thoma Bravo”), a leading private equity investment firm focused on the software and technology-enabled services sectors. Pursuant to the MoU, Parent has agreed to cause Tahoe Bidco B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) organized under the laws of the Netherlands and an affiliated entity of Thoma Bravo and Parent to commence a tender offer to acquire all of the outstanding ordinary shares and American Depositary Shares (“ADSs”) of the Company, for $66.00 per ordinary share and ADS (each ADS representing one ordinary share) in cash. The offer values the Company at approximately $2.4 billion and is expected to be completed in the third calendar quarter of 2021. The closing of the transaction is subject to the valid tender pursuant to the tender offer of ordinary shares and ADSs of the Company representing – together with ordinary shares and ADSs of the Company then beneficially owned by Thoma Bravo, if any – at least 80% of the outstanding ordinary shares and ADSs, receipt of customary transaction regulatory approvals (including French foreign investment control procedure) and other customary closing conditions. If the MoU is terminated under certain circumstances, the Company will be required to pay to Parent a termination fee of approximately $48 million. The MoU contains representations, warranties and covenants of Parent and the Company that are customary for a transaction of this nature, including among others, covenants regarding the conduct of the Company’s business during the pendency of the transactions
Refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates include, but are not limited to, revenue recognition (including allocation of the transaction price to separate performance obligations and the determination of the stand-alone selling price), the amortization period for deferred commissions, contract period of leases, fair value of acquired intangible assets and goodwill, and share-based compensation expense. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ significantly from these estimates.

Summary of significant accounting policies
Except for the accounting policies described below, there have been no changes to the Company’s significant accounting polices disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Recently adopted accounting standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 effective January 1, 2021 and the adoption did not have a material impact on our consolidated financial statements.
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
Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current contract liabilities – deferred revenue in the consolidated balance sheet. Deferred revenue, including current and non-current balances, was $160.0 million and $172.8 million as of March 31, 2021 and December 31, 2020, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $63.1 million and $55.4 million for the three months ended March 31, 2021 and 2020, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations of $233.4 million that will be satisfied at a later date. As of March 31, 2021, $175.8 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $57.6 million thereafter.
Contract assets
The Company may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets, or unbilled revenue, are classified as accounts receivable, net in the consolidated balance sheet. Unbilled revenue was $2.3 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.
Deferred Commissions

The Company recognizes sales commissions earned by the Company’s sales force that are considered incremental and recoverable costs of obtaining a contract with a customer as deferred commissions in the consolidated balance sheet. Deferred commissions, including current and non-current balances, were $39.3 million and $39.7 million as of March 31, 2021 and December 31, 2020, respectively. Amortization expense of deferred commissions, was $3.5 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. There were no impairments of assets related to Company’s deferred commissions during the period ended March 31, 2021.
Disaggregation of Revenues
The following table sets forth the Company’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended March 31,
	2021	2020
Americas	$35,800	$31,167
EMEA	35,653	29,886
Asia Pacific	8,465	7,066
Total revenue	$79,918	$68,119
Revenues from the Company’s country of domicile, based on sales revenue recognized from customers in France, totaled $14.4 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively.

3. Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for both of the three months ended March 31, 2021 and 2020, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive.
During 2019, the Company issued 1.75% Convertible Senior Notes due September 1, 2024 (the “2024 Notes”) (see Note 6, Debt, for more details). Since the Company may settle the principal amount of the outstanding 2024 Notes in a combination of cash and shares, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on the diluted net income per ordinary share when the average market price of the Company’s ordinary shares, each represented by an ADS, for a given period exceeds the initial conversion price of €51.75 per share.
The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator (basic and diluted):
Net loss	$(23,226)	$(18,142)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	32,218	31,180

Basic and diluted net loss per share	$(0.72)	$(0.58)

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
The fair values of cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables are categorized as Level 1. The fair value of the 2024 Notes was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. As of March 31, 2021, the fair value of the 2024 Notes was $146.3 million.
There were no transfers between levels of the fair value hierarchy during the three month periods ended March 31, 2021 or 2020.

5. Balance Sheet Components
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and benefits	$23,237	$30,371
VAT payable	5,039	7,889
Other taxes	870	885
Contingent liabilities	633	703
Other current liabilities	8,055	6,872
Accrued expenses and other liabilities	$37,834	$46,720
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment and software	$13,073	$12,905
Fixtures and fittings	3,530	3,496
Leasehold improvements	4,844	4,918
Property and equipment, gross	21,447	21,319
Less: accumulated depreciation	(12,393)	(12,046)
Property and equipment, net	$9,054	$9,273
Depreciation expense related to property and equipment was $1.0 million and $0.8 million for the three months periods ended March 31, 2021 and 2020, respectively.
Intangible assets as of March 31, 2021 and December 31, 2020 included the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,052	$(5,052)	$—	$5,134	$(5,134)	$0	0 years
Acquired developed technology	19,929	(11,746)	8,183	20,329	(11,093)	9,236	2 years
Total	$24,981	$(16,798)	$8,183	$25,463	$(16,227)	$9,236
Amortization expense for intangible assets was $0.9 million and $1.3 million for the three months periods ended March 31, 2021 and 2020, respectively.
The following table presents the estimated future amortization expense related to intangible assets as of March 31, 2021 (in thousands):

Amount
Remainder of 2021	$2,783
2022	3,500
2023	1,900
2024	—
Thereafter	—
Total amortization expense	$8,183

6. Debt
Convertible Senior Notes due September 1, 2024
In September 2019, the Company issued an aggregate principal amount of €125.0 million of the 2024 Notes and an additional €14.8 million pursuant to the partial exercise of the option to purchase additional 2024 Notes granted to the initial purchasers, in a private placement, pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers (as defined in Rule 144A promulgated under the Securities Act). The net proceeds from the issuance, after deducting initial purchaser discounts and debt issuance costs of €6.0 million, were €133.8 million. The 2024 Notes mature on September 1, 2024, unless earlier repurchased, redeemed or converted, and bear interest at a fixed rate of 1.75% per year payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2020. Each €1,000 of principal amount of the 2024 Notes will initially be convertible, subject to adjustment upon the occurrence of specified events, into 19.3234 ADSs, corresponding to 19.3234 of the Company’s ordinary shares per €1,000 principal amount of the 2024 Notes as of the date hereof, which initial conversion rate is equivalent to an initial conversion price of approximately €51.75 per ADS calculated on the basis of the closing price of the Company’s ADSs of $38.72 and a euro to U.S. Dollar exchange rate of €1 to $1.1036 on the pricing date of the 2024 Notes. Refer to Note 9, Debt, of the Company’s consolidated financial statements for the year ended December 31, 2020 for details of the issuance of the 2024 Notes.
As of March 31, 2021, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes were classified as long-term debt for such period.
The net carrying amount of the 2024 Notes was as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Principal	$163,913	$171,599
Unamortized debt discount	(16,766)	(18,704)
Unamortized debt issuance costs	(4,262)	(4,766)
Net carrying amount	$142,885	$148,129
The net carrying amount of the equity component of the 2024 Notes was as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gross amount	$21,866	$21,866
Allocated debt issuance costs	(945)	(945)
Net carrying amount	$20,921	$20,921
Interest expense related to the 2024 Notes was as follows during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$737	$677
Amortization of debt discount	1,130	998
Amortization of issuance costs	299	268
Total	$2,166	$1,943

7. Equity Incentive Plans
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
As of March 31, 2021, there were 1,692,810 ordinary shares available for future grants of stock options, RSUs and warrants (BSA) under the Company’s share pool reserve.
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
The following table summarizes the activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) of the Company’s stock options and warrants for the three months ended March 31, 2021 (in thousands, except exercise price per option):

	Stock options outstanding	BSPCE warrants outstanding	BSA warrants outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance as of December 31, 2020	1,726	108	235	$23.97	6.1	$31,789
Granted	4	—	1	48.41
Exercised	(219)	(23)	—	14.73
Forfeited	(21)	—	(3)	30.90
Balance as of March 31, 2021	1,490	85	233	$23.96	6.1	$71,726
Vested and expected to vest as of March 31, 2021	1,363	85	232	$23.18	5.8	$67,987
Exercisable as of March 31, 2021	847	84	218	$18.06	4.3	$52,359
The total intrinsic values of stock options and warrants exercised during the period ended March 31, 2021 was $9.7 million.
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

A summary of RSU activity under all of the plans as of March 31, 2021 is presented in the following table (in thousands, except the weighted-average grant date fair value per RSU):

	Number of service- based RSUs	Number of performance- based RSUs	Weighted-average grant date fair value
Balance as of December 31, 2020	2,388	480	$43.26
Granted	96	—	48.41
Vested and released	(193)	(43)	46.26
Forfeited	(47)	(128)	39.46
Balance as of March 31, 2021	2,244	309	$41.26
Expected to vest as of March 31, 2021	1,875	253	$41.47
Employee Stock Purchase Plan
In the fourth quarter of 2017, the Company established the 2017 Employee Stock Purchase Plan (the “ESPP”), which was amended and restated in August 2020. In June 2020, the Company's shareholders authorized 550,000 shares for future issuance under the ESPP, which superseded and replaced the shares previously available for issuance under ESPP. The ESPP allows the Company’s employees to purchase ADSs, with each ADS representing one ordinary share of the Company, at a discount through payroll deductions up to 15% of their eligible compensation, subject to any plan limitations. The ESPP has two consecutive offering periods of approximately six months in length during the year and the purchase price of the ADSs is 85% of the lower of the fair value of the Company’s ADSs on the first trading day or on the last trading day of the offering period. A total of 390,436 ADSs are available for sale under the ESPP as of March 31, 2021. As of March 31, 2021, $0.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation benefits.
Compensation expense
Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue - subscriptions	$989	$248
Cost of revenue - professional services	470	406
Sales and marketing	4,028	2,454
Research and development	2,602	2,957
General and administrative	3,543	4,264
Total share-based compensation expense	$11,632	$10,329
As of March 31, 2021, the Company had $44.8 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.6 years.
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

The Company accrues estimates for resolution of legal proceedings when losses are probable and estimable. Although the results of legal proceedings and claims are unpredictable, the Company believes that there is less than a reasonable possibility that the Company will incur a material loss with respect to such legal proceedings and claims. As a result, the Company has not recorded an accrual for such contingencies as of March 31, 2021.
9. Income Tax
The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate after discrete items was (0.6)% and (0.3)% for the three months ended March 31, 2021 and 2020, respectively.
The 2021 and 2020 annual effective tax rates differed from the French statutory income tax rate of 28.0% for 2021 and 2020, primarily due to a valuation allowance on current year losses in US and France.
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
•Our expectations about the structure, timing, consideration, and consummation of our acquisition by Thoma Bravo;
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
Actual results, levels of activity, performance or achievements may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to: general economic conditions, including the impact on economic activity of the COVID-19 pandemic; the impact of COVID-19 on demand for our solutions, on our operations, and on our partners, vendors, customers, and employees; our ability to achieve profitability or positive cash flows; our ability to manage future growth and improve our systems and processes; our ability to increase sales of our solutions to new customers and sell additional products to existing customers; the growth and expansion of the market for our cloud offerings; our ability to successfully manage our transition to cloud offerings and a cloud-oriented sales model; the impact of the transition to cloud on our professional services revenue; our ability to successfully manage our leadership transition; our ability to successfully expand into our existing markets and into new domestic and international markets; the length and predictability of our sales cycle; our ability to renew existing customers’ subscriptions; the growth of the market for cloud offerings; our ability to maintain or improve our competitive position; our ability to predict, prepare for, and respond to rapidly evolving technological and market developments; our ability to raise additional capital or generate the capital necessary to expand our operations and invest in new products; our ability to satisfy customer demands or to achieve increased market acceptance of our cloud solutions; our ability to deliver high-quality professional services and customer support; the ability of our product offerings to operate with third-party products and services and our customers’ existing infrastructure; our ability to hire, train and retain highly skilled and qualified employees, including senior level managers and engineers, and our ability to effectively expand and train our sales force; our ability to maintain relations with strategic partners and sales channel partners; our ability to sustain and expand our international business; the seasonality of our business; our ability to protect our proprietary technology and intellectual property rights; any disruption in or fraudulent or unauthorized access to our information technology systems and production environment, including a breach of cybersecurity; our ability to comply with existing and modified or new government laws and regulations, including privacy, data security, data protection, export and import controls, anti-bribery, anti-corruption and anti-money laundering, and other laws and regulations; fluctuations in currency exchange rates; natural, man-made and other disasters, including pandemics; exposure to political, economic and social events in France, the United States, United Kingdom, China, and other jurisdictions in which we operate and have customers; our estimates and judgments relating to our critical accounting policies; changes in accounting principles generally accepted in the United States; and the effects of the proposed acquisition of us by entities affiliated with Thoma Bravo on, among other things, our performance, operations, and relationships with employees, suppliers and customers, which could be exacerbated by any delay or abandonment of the proposed transaction.
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
We had 1,413 employees as of March 31, 2021 and we plan to continue to grow our employee base to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.
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
We generate the majority of our revenue from subscriptions of our commercial solution Talend Data Fabric. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 88% of our total revenue in the year ended December 31, 2019, to 90% in the year ended December 31, 2020, to 91% in the three months ended March 31, 2021.
We intend to generate profits based on increased sales of our solutions to new and existing customers. We currently anticipate that at some point in the future we will be able to increase revenues at a greater rate than increases in our operating expenses. However, there can be no assurances that we will achieve or maintain profitability on a consistent basis, that we will increase our sales to new and existing customers, or that our operating expenses will increase at a lower rate than our revenue may grow.
COVID-19 Update
Our first priority remains ensuring the safety and health of our employees, customers and others with whom we partner in conducting our business. In response to the pandemic, and in line with guidance provided by government agencies and international organizations, we temporarily closed our offices and requested our employees work remotely, suspended all non-essential travel and activated our business continuity plan so we can continue to support customers while protecting our employees. We continue, in the vast majority of instances, to operate our business remotely. We have also moved all in-person customer-facing events to virtual ones. To date, the pandemic, which has affected nearly all regions around the world, and preventive measures taken to contain or mitigate the pandemic, have adversely impacted and may continue to adversely impact economic activity and have caused and may continue to cause significant disruptions in the financial markets. The COVID-19 pandemic and resulting economic uncertainty have negatively impacted our business and although we believe the demand environment for our offerings may be beginning to improve, we anticipate that the negative impacts our business experienced in prior periods will continue to have an adverse impact on our results of operations and financial performance because of our subscription-based business model. We cannot predict with any certainty the degree to, or the time period over, which we will be affected by this pandemic.
While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our operations, financial condition, liquidity and capital and financial resources; however, the situation is rapidly changing and hard to predict and actual results may differ materially from our current expectations. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, particularly because the full extent to which the COVID-19 pandemic may impact our results of operations and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have experienced curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we have experienced impacts from reduced IT budgets of customers and potential customers resulting in deferred purchase decisions, delayed implementation of our products, reduced renewals of subscriptions by existing customers, and decreases in software license sales driven by channel partners. However, we have begun to see the impact from reduced IT budgets begin to lessen and customers expand the scope of projects in which they are willing to invest. We also have experienced challenges in creating sales pipeline in the absence of in-person marketing events, which in particular has negatively impacted our ability to win new customers and as a result over the past few quarters we have seen a decrease in the number of new customers. We have seen and may see in the future a slowing in our collections of outstanding accounts receivable and requested changes in billing terms from some of our customers. We believe the demand environment for our offerings may be beginning to improve in light of an improving macroeconomic environment. However, because of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. There has been no impact to our financial reporting systems, internal control over financial reporting, or any disclosure controls or procedures.
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
Pending Acquisition by Thoma Bravo

On March 10, 2021, Talend S.A. (the "Company") entered into a Memorandum of Understanding (the “MoU”) with Tahoe Bidco (Cayman), LLC, an exempted company incorporated under the laws of the Cayman Islands (“Parent”) and an affiliate of Thoma Bravo, L.P. (“Thoma Bravo”). It is contemplated that pursuant to the MoU, Parent and the Company shall pursue a series of transactions pursuant to which, among other transactions, Parent is seeking to acquire for $66.00 per share in cash (through one or more of its affiliates) all of the issued and outstanding ordinary shares, nominal value of €0.08 per share, of the Company (the “Company Shares”), including American Depositary Shares representing Company Shares (the “ADSs”), and Company Shares issuable upon the exercise of any outstanding options, warrants, convertible securities or rights to purchase, subscribe for, or be allocated Company Shares, pursuant to a cash tender offer (the “Offer”). The Offer will expire one minute after 11:59 p.m. (New York City time) on the calendar day that is twenty (20) business days following the commencement of the Offer, unless extended in accordance with the terms of the MoU, including as required by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

The MoU contains certain termination rights for each of the Company and Parent, including if the consummation of the transactions contemplated by the Offer has not been consummated on or prior to December 31, 2021. If the MoU is terminated under certain circumstances, the Company will be required to pay to Parent a termination fee of $47,886,769. The MoU contains representations, warranties and covenants of Parent and the Company that are customary for a transaction of this nature, including among others, covenants regarding the conduct of the Company’s business during the pendency of the transactions, public disclosures, and the use of reasonable best efforts to cause the conditions to the transaction to be satisfied.
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
The following table summarizes ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since March 31, 2020. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. We calculate ARR growth on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. ARR growth for the period ended March 31, 2021 was driven by strong demand for our cloud solutions. During the three months ended March 31, 2021, our ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result of the COVID-19 pandemic.

(Dollars in thousands)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
ARR	$245,943	$255,926	$268,906	$288,720	$291,496
Actual FX growth rate	20%	17%	20%	19%	19%
Constant Currency growth rate	22%	19%	16%	15%	14%
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
The following table summarizes Cloud ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since March 31, 2020. We calculate Cloud ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. Cloud ARR growth for the period ended March 31, 2021 was driven by strong demand for our cloud solutions. During the three months ended March 31, 2021, our Cloud ARR was negatively impacted by the absence of in-person marketing events for demand generation, and reduced IT budgets as a result of the COVID-19 pandemic.

(Dollars in thousands)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Cloud ARR	$61,082	$74,992	$87,822	$108,483	$119,328
Actual FX growth rate	150%	128%	113%	101%	95%
Constant Currency growth rate	154%	130%	109%	95%	88%
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

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Actual FX rates	22%	16%	20%	20%	19%
Constant Currency	24%	17%	18%	17%	14%

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
The following table summarizes on a quarterly basis since March 31, 2020 the number of customers that have, as of the end of the relevant period, ARR of $0.1 million or more.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Customers count	598	614	642	678	665
As we continue to expand the sales of existing and new products within our existing customer base, over time we expect more of our existing customers will cross the $0.1 million ARR threshold, driven particularly by cloud customers as we increasingly focus our resources on our cloud offerings and the overall market shifts to cloud. However, this increase may not materialize if we do not successfully renew subscriptions with our existing customers, particularly if our term-based deployed license results fall below our expectations. Note that due to the significant portion of our customers who are invoiced in non-U.S. dollar denominated currencies, this metric is impacted by currency changes from period to period.

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
The following table summarizes our quarterly dollar-based net expansion rate since January 1, 2020 on both an actual and constant currency basis. We calculate dollar-based net expansion rate on a constant currency basis by applying the average monthly currency rate for each month in the comparative period to the corresponding month in the current period.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Actual FX rates	109%	108%	107%	108%	110%
Constant Currency	111%	110%	107%	107%	108%
Non-GAAP Financial Measures
To provide additional information regarding our financial results, we report free cash flow and customer acquisition costs, financial measures not calculated in accordance with GAAP, within this Quarterly Report. Free cash flow and customer acquisition costs as defined by us may not be comparable to similar measures used by other companies. We have included free cash flow and customer acquisitions costs in this Quarterly Report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. Each of these non-GAAP financial measures has limitations as an analytical tool and you should not consider them in isolation or as a substitute for analysis of our cash flows, sales and marketing expenses, or any other performance measure reported under GAAP.
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
The table below shows our free cash flow for each of the three months ended March 31, 2021 and 2020, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). We expect free cash flow during fiscal year 2021 to be negative.

	Three Months Ended March 31,
	2021	2020
Net cash from operating activities	$7,667	$2,848
Less: Acquisition of property & equipment	1,081	2,449
Free Cash Flow	$6,586	$399

Customer Acquisition Costs
We monitor sales efficiency through our customer acquisition costs. We define customer acquisition costs, or CAC, as our trailing twelve month non-GAAP sales and marketing expenses, which excludes share-based compensation expense and other expenses, divided by the year-over-year change in total ARR. We believe that CAC effectively measures the cost required to generate a dollar of net new business and provides useful insight to our investors about the efficiency of our sales and marketing activities.
The following table shows our CAC on a quarterly basis and a reconciliation to the most directly comparable GAAP measure for such periods. The sales and marketing expense, as reported on a GAAP and non-GAAP basis, are each presented on a trailing twelve month basis in the following table.

(Dollars in thousands, except CAC measure)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
GAAP Sales and Marketing expense	$141,608	$146,611	$154,058	$160,552	$164,925
Share-based compensation expense	11,155	11,786	12,802	14,367	15,942
Other expenses(1)	634	716	716	716	716
Non-GAAP Sales and Marketing expense	$129,819	$134,109	$140,540	$145,469	$148,267

Prior year period ARR	$205,144	$218,021	$224,761	$243,137	$245,943
Ending ARR	245,943	255,926	268,906	288,720	291,496
Net New ARR	$40,799	$37,905	$44,145	$45,583	$45,553

CAC	$3.2	$3.5	$3.2	$3.2	$3.3
(1) Other expenses include expenses related to the reorganization of our business model in emerging markets.

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2021	2020
Consolidated statements of operations
Revenue
Subscriptions	$72,375	$60,909
Professional services	7,543	7,210
Total revenue	79,918	68,119
Cost of revenue (1)
Subscriptions	11,834	8,024
Professional services	6,184	6,741
Total cost of revenue	18,018	14,765
Gross profit	61,900	53,354
Operating expenses (1)
Sales and marketing	42,627	38,253
Research and development	20,984	15,934
General and administrative	19,893	15,655
Total operating expenses	83,504	69,842
Loss from operations	(21,604)	(16,488)
Interest income (expense), net	(2,084)	(1,805)
Other income (expense)	584	198
Loss before benefit (provision) for income taxes	(23,104)	(18,095)
Benefit (provision) for income taxes	(122)	(47)
Net loss for the period	$(23,226)	$(18,142)
________________________________________
(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue - subscriptions	$989	$248
Cost of revenue - professional services	470	406
Sales and marketing	4,028	2,454
Research and development	3,540	3,865
General and administrative	3,543	4,677
Total share-based payment and amortization of acquired intangibles expense	$12,570	$11,650

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2021	2020
Revenue
Subscriptions	91%	89%
Professional services	9%	11%
Total revenue	100%	100%
Total cost of revenue	23%	22%
Gross profit	77%	78%
Operating expenses
Sales and marketing	53%	56%
Research and development	26%	23%
General and administrative	25%	23%
Total operating expenses	104%	102%
Loss from operations	(27)%	(24)%
Interest income (expense), net	(3)%	(3)%
Other income (expense)	1%	—%
Loss before benefit (provision) for income taxes	(29)%	(27)%
Benefit (provision) for income taxes	—%	—%
Net loss for the period	(29)%	(27)%
Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Subscriptions	$72,375	$60,909	$11,466	19%
Professional services	7,543	7,210	$333	5%
Total revenue	$79,918	$68,119	$11,799	17%
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
Total revenue increased $11.8 million, or 17%, for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in revenue was attributable primarily to an increase in subscription revenue of $11.5 million, and an increase in professional services revenue.
Subscription revenue increased $11.5 million, or 19%, for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in subscription revenue was primarily attributable to greater demand for our cloud solutions.

Professional services revenue increased $0.3 million, or 5%, for the three months ended March 31, 2021 compared to the corresponding period in 2020, due to a modest increase in demand for professional services.
Subscription revenues by geography were as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Americas	$32,908	$27,573	$5,335	19%
EMEA	31,959	26,702	5,257	20%
Asia Pacific	7,508	6,634	874	13%
Total subscription revenue	$72,375	$60,909	$11,466	19%
Cost of Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of subscription	$11,834	$8,024	$3,810	47%
Cost of professional services	6,184	6,741	(557)	(8)%
Total cost of revenue	$18,018	$14,765	$3,253	22%
Gross Profit	$61,900	$53,354	$8,546	16%
Gross Margin	77%	78%
Cost of subscription revenue consists primarily of employee-related costs, including salaries and bonuses, share-based payment expense, and employee benefit costs associated with our customer support organization. It also includes expenses related to hosting and operating our cloud infrastructure, licensing of third-party intellectual property and related overhead. We intend to continue to invest additional resources in our cloud offerings and services and expect that the cost of third-party infrastructure and hosting fees will increase over time as we sell more of our cloud products.
Cost of professional services revenue consists primarily of personnel costs for employees including salaries and bonuses, share-based payment expense, employee benefit costs and fees to external consultants associated with our professional service contracts, travel costs, and allocated shared costs.
Total cost of revenue for the three months ended March 31, 2021 increased $3.3 million, or 22%, compared to the corresponding period in 2020 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.
Cost of subscription revenue increased $3.8 million, or 47% for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to an increase in employee compensation expenses of $3.0 million, which resulted from increased headcount and share-based compensation, and an increase in hosting support costs for our cloud offerings as a result of the increase of purchases of our cloud solutions.
Cost of professional services revenue decreased $0.6 million, or 8%, for the three months ended March 31, 2021 compared to the corresponding period in 2020, primarily due to a decrease in consulting expense and travel and entertainment expense of $1.2 million from the continued impact of COVID-19, partially offset by an increase in employee compensation expense of $0.5 million, which resulted from an increase in headcount.
Sales and Marketing

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Sales and Marketing	$42,627	$38,253	$4,374	11%
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
Sales and marketing expenses increased $4.4 million, or 11%, in the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to a $4.0 million increase in employee compensation expenses, which resulted from an increase of $2.4 million salary expense due to an increase in headcount and an increase of $1.6 million in share-based compensation; an increase in online marketing costs of $0.6 million mainly related to advertising on third-party websites, and an increase in employee related training expenses of $0.4 million. These increases were partially offset by a decrease in travel and entertainment expenses of $0.9 million due to the impact of COVID-19.
Research and Development

	Three months ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Research and Development	$20,984	$15,934	$5,050	32%
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
Research and development expenses increased $5.1 million, or 32%, in the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to a $3.6 million increase in employee compensation expenses, which resulted from increased headcount, consultant fees and certain foreign payroll expense, and an increase of overhead costs related to facilities and IT of $1.2 million.
General and Administrative

	Three months ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
General and Administrative	$19,893	$15,655	$4,238	27%
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
General and administrative expenses increased $4.2 million, or 27%, in the three months ended March 31, 2021, compared to the corresponding period in 2020. The increase was primarily due to third-party consulting and legal expense associated with pending Thoma Bravo acquisition of $5.3 million and an increase in salary expenses of $2.1 million due primarily to increased headcount. These increases were partially offset by a decrease of legal expenses, excluding the Thoma Bravo acquisition, of $0.8 million, a decrease of share-based compensation of $0.7 million, a decrease of corporate audit fees of $0.7 million, and decrease of overhead costs related to facilities and IT of $0.7 million.

Interest income (expense), net

	Three months ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Interest income (expense), net	$(2,084)	$(1,805)	$(279)	15%

Interest income (expense), net consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs, and interest income from our investments in money market securities.
Interest income (expense), net changed unfavorably by $(0.3) million in the three months ended March 31, 2021, compared to the corresponding period in 2020. The change was primarily due to the impact of the change in the euro to U.S. dollar exchange rate in the three months ended March 31, 2021, compared to the corresponding period in 2020, to contractual interest expense and amortization of debt discount and issuance costs attributable to our 2024 Notes.
Other income (expense), net

	Three months ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Other income (expense), net	584	198	386	195%
Other income (expense), net changed unfavorably by $0.4 million in the three months ended March 31, 2021, compared to the corresponding period in 2020. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.

New Accounting Standards
Refer to Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information.
Liquidity and Capital Resources

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash from operating activities	$7,667	$2,848
Cash used in investing activities	(1,081)	(2,449)
Cash from financing activities	6,425	3,886
Net increase (decrease) in cash and cash equivalents	$13,011	$4,285
Through March 31, 2021, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. As of March 31, 2021, we had $173.0 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future, despite the uncertainty in the changing market and economic conditions resulting from the COVID-19 pandemic.
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
Operating Activities

During the three month period ended March 31, 2021, cash from operating activities was $7.7 million as net loss of $24.2 million was more than offset by non-cash charges of $19.0 million and a favorable impact of $12.9 million from changes in operating assets and liabilities, primarily driven by a decrease in accounts receivable partially offset by a decrease in deferred revenue, accrued expense and other current liabilities, and deferred commissions due to seasonality of our business.

During the three month period ended March 31, 2020, cash from operating activities was $2.8 million as net loss of $18.1 million was more than offset by non-cash charges of $18.1 million and a favorable impact of $2.8 million from changes in working capital, primarily driven by a decrease in accounts receivable and a decrease in deferred revenue due to seasonality of our business.

Investing Activities

Cash used in investing activities for the three month period ended March 31, 2021 was $1.1 million. Investing activities consist primarily of capital expenditures to purchase information technology product and equipment for our employees and furniture and equipment to support additional office space.

Cash used in investing activities for the three month period ended March 31, 2020 was $2.5 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space, as well as miscellaneous information technology equipment for our employees.

Financing Activities

Cash from financing activities for the three month period ended March 31, 2021 was $6.4 million. Financing proceeds for the three month period ended March 31, 2021 was driven by $3.6 million of proceeds from the exercise of employee stock awards and $2.8 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

Cash from financing activities for the three month period ended March 31, 2020 was $3.9 million. Financing proceeds for the three month period ended March 31, 2020 was primarily driven by $1.6 million of proceeds from the exercise of employee stock awards and $2.3 million of proceeds received from employees as part of the Company’s employee stock purchase plan.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
For the three months ended March 31, 2021, approximately 56% of our revenue and approximately 55% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2020 approximately 54% of our revenue and approximately 57% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the periods ended March 31, 2021 and December 31, 2020, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company of approximately $1.7 million and $7.3 million, respectively.
Interest Rate Risk
We had cash and cash equivalents of $173.0 million and $162.9 at March 31, 2021 and December 31, 2020, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A large majority of short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our financial statements during either of the periods ended March 31, 2021 and December 31, 2020.

In September 2019, we issued €139.8 million aggregate principal amount of our 2024 Notes. The 2024 Notes have a fixed annual interest rate of 1.75% and, therefore, we do not have economic interest rate exposure on the 2024 Notes. However, the fair value of the 2024 Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate 2024 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2024 Notes fluctuates when the market price of our ADSs fluctuate. We carry the 2024 Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information set forth under Note 8 in the notes to condensed consolidated financial statements under the caption "Legal Proceedings" is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described below and all other information contained in this Quarterly Report and the Annual Report on Form 10-K filed with the SEC on March 1, 2021. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that event, the market price of the ADSs could decline. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. This Quarterly Report also contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks described below and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” above.
Summary Risk Factors
Investing in our ADSs and ordinary shares involves a high degree of risk because our business is subject to numerous risks and uncertainties. The principal factors and uncertainties that make investing in our ADSs and ordinary shares risky include, among others:
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
•The announcement and pendency of the transactions contemplated by the memorandum of understanding entered into by the Talend and Thoma Bravo may adversely affect our business or results of operations.
•Failure to consummate the proposed transaction with Thoma Bravo within the expected timeframe, or at all, could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Business and Industry
We have a history of losses and may not be able to achieve profitability or positive cash flows on a consistent basis. If we cannot achieve profitability or positive cash flows, our business, financial condition and results of operations may suffer.
We have incurred losses in all years since our inception. We incurred a net loss of $23.2 million in the three months ended March 31, 2021, $79.6 million in the year ended December 31, 2020, and $61.5 million in the year ended December 31, 2019. As a result, we had accumulated losses of $381.4 million as of March 31, 2021. We anticipate that our operating expenses will increase for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, broaden our installed customer base, expand our sales channels and our operations, and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire or renew subscriptions with customers, particularly large enterprise customers, a failure to capitalize on growth opportunities or the impact of the COVID-19 pandemic and macroeconomic conditions on IT spending. In fact, our revenue growth rate has slowed over the past several years due to demand headwinds for term-based deployed licenses and our professional services offerings, as well as macroeconomic conditions resulting from the COVID-19 pandemic. Any failure to sufficiently increase our revenue could prevent us from achieving profitability or improving cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
In light of the rapidly evolving situation relating to the spread of COVID-19 and relevant government orders, we have taken measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are generally requiring all employees around the globe to work remotely. We continue to monitor and safeguard our systems, networks and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, networks, and data upon which we rely. We also have suspended all non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. In addition, we hold in-person marketing events to generate sales leads for our products, and restrictions on in-person gatherings have affected our marketing efforts by limiting them to virtual events and digital channels, which have nit been as effective at building sales leads, particularly new customer leads. Further, some projects to assist our customers to implement our software also require presence at the customer’s site and, as a result, some implementation projects have been and others in the future may be delayed. In addition, current social distancing measures could: negatively affect our sales efforts and our ability to enter into customer contracts in a timely manner; slow down our recruiting efforts; challenge our ability to effectively onboard new hires; or create operational or other challenges. Any of the foregoing could harm our business and results of operations. We continue to monitor the situation and will adjust our current policies as the COVID-19 pandemic evolves and public health and other government officials issue additional guidance or orders.
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
The U.S. and global macroeconomic environments have each been negatively affected by the COVID-19 pandemic. Worldwide economic conditions attributable to the COVID-19 pandemic have made it challenging for our customers and us to forecast and plan future business activities accurately and has caused and could continue to cause customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In fact, some prospective customers have delayed or canceled planned purchases of our products and some existing customers have reduced or have not renewed contracts in light of the COVID-19 pandemic and current economic conditions. We believe that global macroeconomic conditions have resulted in slower revenue growth across our business as a result of fewer purchases by new customers, and decisions by customers not to increase, to decrease, or even end of their contracts with us when their contracts are up for renewal. Furthermore, during these challenging economic times our customers may face issues in managing working capital or gaining access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to, among other things, increase our allowance for doubtful accounts, grant payment concessions or modify payment terms, which would harm our results of operations. For example, in March 2020 we saw an increase in the days outstanding of our accounts receivables related to requests from certain customers for extended payment terms and flexibility, though these trends have since stabilized and improved. We have a significant number of customers in industries highly impacted by the COVID-19 pandemic, including the travel and hospitality, retail, and energy industries. Macroeconomic conditions have caused and may cause firms in certain of these and any other impacted industries to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in industries affected by current macroeconomic conditions may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors have responded and may continue to respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.
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
For a number of years there has been an industry transition to cloud technologies and a decrease in on-premise big data application adoption. In response to these trends we accelerated the development of our cloud offerings and shifted to a cloud-oriented sales model. During our business model transition, revenue, orders, gross margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations have been and will be impacted as revenue is recognized ratably rather than a portion up front. Further, our cloud customers typically demand fewer professional services from us compared to term-

based deployed license customers, which has had, and we anticipate will continue to have, a negative impact on our professional services revenue.
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
We have traditionally utilized in-person marketing events to educate potential customers about our solutions and generate sales leads. In light of social distancing measures implemented to combat the COVID-19 pandemic, we have been unable to hold in-person marketing events and attend trade shows and instead have had to rely on virtual-only events. We have adapted and redesigned traditional demand generation activities to meet the new restrictions arising from the COVID-19 pandemic. However, we did not have a history of utilizing virtual-only events to such a large extent and are still learning the most effective practices and adjusting accordingly. As a result, our virtual-only events have not been and may continue not to be as successful in creating an interest in our solutions or generating sales leads as our in-person events, particularly for new customers, and our marketing team will need to continue to make adjustments as it adapts. Moreover, the extent to which remote and virtual marketing will predominate in the marketplace even after the COVID-19 pandemic is controlled is uncertain and if it remains a predominant or highly significant component of marketing activity, we would continue to face the risks and challenges described above. If our virtual-only marketing efforts are not as successful as our in-person marketing events, then our results of operations and operating cash flow could be adversely affected.
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
Our employees do not have employment arrangements that require them to continue to work for us for any specified period. They can terminate their employment with us at any time. Additionally, the industry in which we operate generally experiences high employee attrition. We believe several factors may negatively impact our attrition rate in 2021, including the implementation of certain internal strategic changes, and an increase in employees' willingness to change jobs if the COVID-19 pandemic is controlled or eradicated through ongoing vaccination efforts. In addition, the transactions contemplated in the memorandum of understanding we entered into with Thoma Bravo on March 10, 2021 could result in increased attrition, particularly if the acquisition is not consummated. Furthermore, we are also subject to restrictions under French law with respect to the number of restricted share units we may have outstanding relative to our share capital, as well as minimum vesting and holding period requirements for our restricted share units. These limitations have impacted and may continue to impact our ability to offer competitive equity compensation to both current and prospective employees.

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
Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have a substantial presence and need for highly skilled personnel. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. In addition, we have experienced difficulty, and in the future may not be successful, in attracting or integrating qualified personnel to fulfill our current or future needs. We intend to be disciplined with headcount growth in 2021 to seek to improve operating efficiency. If we incorrectly assess the capabilities of our current workforce, this approach to new headcount could put a strain on our existing workforce and result in increased attrition, which could adversely affect our ability to execute our business strategy. Moreover, if we fail to fill positions essential to executing and achieving our strategic plans and objectives, whether because of our restrained hiring plans or an inability to recruit, attract and retain talent, we may fail to execute and achieve them, which could adversely affect our business, financial condition and results of operation. Temporary office closures and travel restrictions as a result of the COVID-19 pandemic could make it more difficult to onboard new employees, provide trainings and integrate them into our workforce, which could adversely affect the productivity of our employees and our business.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 91% of total revenue in the first three months of 2021, 90% of total revenue in the year ended December 31, 2020, 88% in the year ended December 31, 2019 and 86% in the year ended December 31, 2018. We have experienced fluctuations in our renewal rates, particularly with respect to our cloud offerings. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels, including as a result of COVID-19 pandemic induced economic weakness. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.
Under ASC 606, the revenue recognition standard adopted by us on January 1, 2018, the support and maintenance element of term-based deployed license arrangements represents a series of performance obligations that are delivered over time and are recognized ratably over time. Our term-based deployed licenses are also comprised of a separate performance obligation related to the software license element of the subscription, which is a much smaller portion of the subscription arrangement. We allocate a portion of the transaction price of a term-based deployed license to the software license performance obligation and the remainder of the transaction price to the support and maintenance performance obligation (See Note 2, Summary of Significant Accounting Policies -- Revenue recognition, in the notes to our consolidated financial statements for the year ended December 31, 2020 in our Annual Report on Form 10-K filed with the SEC on March 1, 2021). Subscriptions for our cloud offerings represent the right of access to our software as a service for which revenue is recognized ratably over the term of the arrangement. Subscription agreements typically have a contractual term of one to three years and are generally billed annually in advance and non-cancelable.
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
In September 2019, we received net proceeds of $149.1 million (after deducting the initial purchasers’ discount) from the issuance of 1.75% Convertible Senior Notes due September 1, 2024, or the 2024 Notes. To that end, we expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2021 as we intend to make investments in our business in order to support our growth. We have a history of negative cash flow from operating activities and as a result may need to raise additional funds in the future or we may elect to raise additional capital to fund investments in our business or strategic investments. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. In addition, we expect that our status as a French entity and our ADS structure may negatively impact the trading volume of our ADSs and harm our ability to access capital from the public markets. Moreover, a failure to consummate the transactions contemplated by the memorandum of understanding we entered into with Thoma Bravo on March 10, 2021 could create a negative impression in the investment community and consequently our ability to raise capital may be adversely affected. If we raise additional capital by issuing equity or securities convertible into equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trade secrets, trademarks, copyrights, contractual restrictions, patents and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. In fact, in the past we have experienced breaches into our information technology systems that could have resulted in unauthorized access to our intellectual property. As a result of past breaches or a failure in the future to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of March 31, 2021, we had two issued patents and one pending patent application in the United States. We intend to seek further patent protection in the future; however, we may be unable to obtain any patent protection for our technology. In addition, our issued patents and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of March 31, 2021, we had two issued patents and one pending patent application in the United States. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
The GDPR also gave more weight to other existing EU data protection rules, and in particular the Privacy and Electronic Communications Directive 2002/58/EC (or ePrivacy Directive), which regulates electronic marketing activities in the EEA. The ePrivacy Directive has strict rules restricting communication with individuals for marketing purposes, and these rules have been implemented heterogeneously by European Union member states. To comply with local legal requirements, we have incurred significant costs to attempt to ensure that our electronic marketing activities are (1) adapted to the legal framework of the relevant EU member state in which we are sending electronic marketing communication, and (2) updated regularly to address changes in local case law and, as appropriate, privacy recommendations from local authorities. Failure to comply with the ePrivacy Directive and its implementing rules exposes us to additional reputational and financial risk under the GDPR. Further, the European Commission has a draft regulation in the approval process that would replace the ePrivacy Directive, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”). On February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies, and increased penalties for noncompliance. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.
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
As of March 31, 2021, we had 1,413 full-time employees, of whom approximately 36% were located in the United States, 28% in France, 7% in Germany, 7% in the United Kingdom, and 6% in China . In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.
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
During each of the years ended December 31, 2020, 2019, and 2018, a majority of our total revenue was generated outside of the United States. Our primary research and development operations are located in France, China, Germany, and the United States. In addition, we currently have international offices outside of those countries, which focus primarily on selling and implementing our solution in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:
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
As of December 31, 2020 we had accumulated gross tax losses in various jurisdictions of $403.0 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize accumulated gross tax losses could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such accumulated gross tax losses to expire unused, in each case reducing or eliminating the benefit of such accumulated gross tax losses. Furthermore, we may not be able to generate sufficient taxable income to utilize our accumulated gross tax losses before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our accumulated gross tax losses.

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
As of March 31, 2021, we had goodwill of $50.0 million and net intangible assets of $8.2 million, which in the aggregate represent 15% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.
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
Our 2024 Notes are denominated in euros and the majority of the proceeds are held in euros as of March 31, 2021. As a result, our cash and short-term investments held in euros are potentially exposed to negative interest rates in Europe, which may negatively impact our net income. In addition, we may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars in the future. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.
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
Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of March 31, 2021. As a result, these shareholders, acting together or in parallel, could have a significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.
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
Certain members of our board of directors and certain of our subsidiaries and certain experts named in our Annual Report on Form 10-K filed with the SEC on March 1, 2021 are non-residents of the United States, and all of or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.
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
A non-U.S. corporation will be considered a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, for any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. Based on the historical and present value and composition of our assets we do not believe we were a PFIC for the taxable year ended December 31, 2020, and we do not expect to be a PFIC for the current taxable year or in the foreseeable future. Because a separate factual determination as to whether we are or have become a PFIC must be made each year (after the close of such year), we could be or become a PFIC in the taxable year ending December 31, 2021 or any future taxable year. If we are a PFIC for any taxable year during which a United States person holds ADSs or ordinary shares, the United States person may be subject to adverse tax consequences, including (1) the treatment of all or a portion of any gain on disposition as ordinary income, (2) the application of an interest charge with respect to such gain and certain dividends and (3) compliance with certain reporting requirements. Each United States person who holds our ADSs is strongly urged to consult its tax advisor regarding the application of these rules and the availability of any potential elections.
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
Risks Related to the Proposed Acquisition by Thoma Bravo
The announcement and pendency of the transactions contemplated by the Memorandum of Understanding (MoU) entered into by us and Thoma Bravo may adversely affect our business or results of operations.
Uncertainty about the effect of the transactions contemplated by the MoU on our employees, customers, partners and other parties may have an adverse effect on our business or results of operations regardless of whether the proposed transaction is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the proposed transaction:

•our ability to attract, retain, and motivate employees, including key personnel, could be impaired;
•significant management time and resources could be diverted to the consummation of the contemplated transaction;
•relationships with customers, partners, and vendors could be adversely affected;
•certain business decisions by us, our customers, partners, and vendors could be delayed or changed;
•we may not be able to pursue alternative business opportunities or make appropriate changes to our business;
•litigation relating to the proposed transaction could arise; and
•significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction have been and may continue to be incurred.

Failure to consummate the proposed transaction with Thoma Bravo within the expected timeframe, or at all, could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed acquisition will be consummated. The consummation of the proposed acquisition is subject to the satisfaction or waiver of specified closing conditions, including, among others, (i) the number of Company Shares (including Company Shares represented by ADSs) validly tendered pursuant to the Offer (and not properly withdrawn prior to any then scheduled Expiration Date) and Unsellable Free Shares (as defined in the MoU) validly tendered (including by exercising the Free Share Liquidity Mechanism (as defined in the MoU)) pursuant to the Offer (and not properly withdrawn prior to any then scheduled Expiration Date) that are validly tendered pursuant to the Offer, and Company Shares then beneficially owned by Parent or Purchaser (if any), representing at least 80% of, without duplication, (a) all Company Shares (including Company Shares represented by ADSs) then outstanding (including any Company Shares held in escrow) plus (b) all Company Shares issuable upon the exercise, conversion or exchange of any options, warrants, convertible notes, stock appreciation rights, or other rights to acquire Company Shares then outstanding (excluding shares issuable pursuant to the 2024 Notes), regardless of whether or not then vested but, in each case, after giving effect to the cancellation of any Company Share Options, Company Free Shares and Company Warrants in the manner set forth in the MoU; (ii) the receipt of the express written authorization of the French Ministère chargé de L’Économie des Finances pursuant to French Foreign Investment Law or the written confirmation that no such prior authorization is required, (iii) the receipt of certain other foreign regulatory approvals (as described in the MoU); (iv) the absence of legal restraints on Parent’s ability to accept and pay for the Company Shares (including Company Shares represented by ADSs) tendered into the Offer; and (v) certain other customary conditions as set forth in the MoU. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The MoU contains certain termination rights for each of the Company and Parent, including if the consummation of the transactions contemplated by the Offer has not been consummated on or prior to December 31, 2021. If the MoU is terminated under certain circumstances, the Company will be required to pay to Parent a termination fee of $47,886,769. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

An abandonment of the transaction may result in negative publicity and a negative impression of us among our customers, partners, and vendors or in the investment and business community in general. Further, any disruptions to our business resulting from the proposed acquisition, including any adverse changes in our relationships with our customers, partners, vendors and employees, could continue or accelerate in the event of abandonment of the transaction. In addition, if the proposed acquisition is not completed, and there are no other parties willing and able to acquire us at a price of $66.00 per share or higher, on terms acceptable to us, the price of our ordinary shares and ADSs will likely decline to the extent that the current market price of our ADSs reflects an assumption that the proposed acquisition will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed acquisition. Many of these fees and costs will be payable by us even if the proposed acquisition is not completed and may relate to activities that we would not have undertaken other than to complete the proposed acquisition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Memorandum of Understanding, dated as of March 10, 2021, by and among Tahoe Bidco (Cayman), LLC and Talend S.A.+	8-K	001-37825	2.1	3/10/2021

3.1	Amended and Restated Bylaws (statuts) of Talend S.A. (English Translation)	8-K	001-37825	3.1	5/04/2021

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Form of Tender and Support Agreement, dated March 10, 2021, by and among each of Christal Bemont, Adam Meister, Ann-Christel Graham, Jamie Kiser, Krishna Tammana, Michelle Sitzman, Lauren Vaccarello, Aaron Ross, Steve Singh, Patrick Jones, Elissa Fink, Nora Denzel, Elizabeth Fetter, and Ryan Kearny.	8-K	001-37825	99.1	3/10/2021

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
+ Certain schedules and annexes have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished as a supplement to the U.S. Securities and Exchange Commission upon request.
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
Dated:  May 7, 2021