Form 10-Q
period 2021-06-30
Talend S.A.
filed 2021-07-28
CIK 1668105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 19, 2021, the registrant had 32,909,599 ordinary shares, nominal value of €0.08 per share, outstanding.

TALEND S.A.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
TALEND S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$162,263	$162,855
Accounts receivable, net of allowance for doubtful accounts of $797 and $1,244, respectively	68,418	95,967
Deferred commissions, current	13,432	12,771
Other current assets	13,948	11,150
Total current assets	258,061	282,743
Non-current assets:
Deferred commissions, non-current	28,317	26,889
Operating lease right-of-use assets	32,385	35,987
Property and equipment, net	8,888	9,273
Goodwill	50,091	50,294
Intangible assets, net	7,282	9,236
Other non-current assets	4,751	5,308
Total non-current assets	131,714	136,987
Total assets	$389,775	$419,730
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,254	$2,760
Accrued expenses and other current liabilities	43,248	46,720
Deferred revenue, current	152,787	160,215
Operating lease liabilities, current	5,191	4,798
Total current liabilities	203,480	214,493
Non-current liabilities:
Deferred income taxes	257	345
Other non-current liabilities	2,051	2,197
Deferred revenue, non-current	11,067	12,590
Operating lease liabilities, non-current	29,819	33,251
Long-term debt	146,235	148,129
Total non-current liabilities	189,429	196,512
Total liabilities	392,909	411,005
Commitments and contingencies (Note 8)
STOCKHOLDERS' (DEFICIT) EQUITY
Ordinary shares, par value €0.08 per share; 32,903,098 and 32,010,526 shares authorized, issued and outstanding, respectively	3,381	3,295
Additional paid-in capital	397,676	366,508
Accumulated other comprehensive income (loss)	(720)	(2,941)
Accumulated losses	(403,471)	(358,137)
Total stockholders’(deficit) equity	(3,134)	8,725
Total liabilities and stockholders’ (deficit) equity	$389,775	$419,730
The above condensed consolidated balance sheets should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Subscriptions	$73,912	$60,885	$146,287	$121,794
Professional services	6,989	6,853	14,532	14,063
Total revenue	80,901	67,738	160,819	135,857
Cost of revenue
Subscriptions	13,412	8,947	25,246	16,971
Professional services	6,035	6,259	12,219	13,000
Total cost of revenue	19,447	15,206	37,465	29,971
Gross profit	61,454	52,532	123,354	105,886
Operating expenses
Sales and marketing	42,186	39,531	84,813	77,784
Research and development	20,401	17,639	41,385	33,573
General and administrative	18,767	14,997	38,660	30,652
Total operating expenses	81,354	72,167	164,858	142,009
Loss from operations	(19,900)	(19,635)	(41,504)	(36,123)
Interest income (expense), net	(2,151)	(1,922)	(4,235)	(3,727)
Other income (expense), net	(355)	67	229	265
Loss before benefit (provision) for income taxes	(22,406)	(21,490)	(45,510)	(39,585)
Benefit (provision) for income taxes	298	(19)	176	(66)
Net loss	$(22,108)	$(21,509)	$(45,334)	$(39,651)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.68)	$(0.68)	$(1.40)	$(1.27)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders:	32,677	31,428	32,449	31,308
The above condensed consolidated statements of operations should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(22,108)	$(21,509)	$(45,334)	$(39,651)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(614)	(563)	2,221	(474)
Total comprehensive loss	$(22,722)	$(22,072)	$(43,113)	$(40,125)
The above condensed consolidated statements of comprehensive loss should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2021
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of March 31, 2021	32,572,335	$3,349	$384,511	$(106)	$(381,363)	$6,391
Net loss for the period	—	—	—	—	(22,108)	(22,108)
Other comprehensive gain	—	—	—	(614)	—	(614)
Shares issued from restricted stock unit vesting	249,577	24	(24)	—	—	—
Exercise of stock awards	50,613	5	1,285	—	—	1,290
Issuance of ordinary shares in connection with employee stock purchase plan	30,573	3	1,377	—	—	1,380
Share-based compensation	—	—	10,527	—	—	10,527
Balance as of June 30, 2021	32,903,098	$3,381	$397,676	$(720)	$(403,471)	$(3,134)

	Three Months Ended June 30, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of March 31, 2020	31,337,694	$3,233	$324,387	$1,196	$(296,697)	$32,119
Net loss for the period	—	—	—	—	(21,509)	(21,509)
Other comprehensive loss	—	—	—	(563)	—	(563)
Shares issued from restricted stock unit vesting	175,237	15	(15)	—	—	—
Exercise of stock awards	23,598	2	247	—	—	249
Share-based compensation	—	—	11,224	—	—	11,224
Balance as of June 30, 2020	31,536,529	$3,250	$335,843	$633	$(318,206)	$21,520

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY(Continued)
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2021
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2020	32,010,526	$3,295	$366,508	$(2,941)	$(358,137)	$8,725
Net loss for the period	—	—	—	—	(45,334)	(45,334)
Other comprehensive loss	—	—	—	2,221	—	2,221
Shares issued from restricted stock unit vesting	486,120	47	(47)	—	—	—
Exercise of stock awards	292,385	28	4,888	—	—	4,916
Issuance of ordinary shares in connection with employee stock purchase plan	114,067	11	4,168	—	—	4,179
Share-based compensation	—	—	22,159	—	—	22,159
Balance as of June 30, 2021	32,903,098	$3,381	$397,676	$(720)	$(403,471)	$(3,134)

	Six Months Ended June 30, 2020
	Ordinary shares		Additional paid-in capital	Accumulated other comprehensive income	Accumulated loss	Total equity
	Shares	Amount
Balance as of December 31, 2019	31,017,268	$3,205	$310,195	$1,107	$(278,555)	$35,952
Net loss for the period	—	—	—	—	(39,651)	(39,651)
Other comprehensive gain	—	—	—	(474)	—	(474)
Shares issued from restricted stock unit vesting	276,760	24	(24)	—	—	—
Exercise of stock awards	169,526	15	1,838	—	—	1,853
Issuance of ordinary shares in connection with employee stock purchase plan	72,975	6	2,281	—	—	2,287
Share-based compensation	—	—	21,553	—	—	21,553
Balance as of June 30, 2020	31,536,529	$3,250	$335,843	$633	$(318,206)	$21,520

The above condensed consolidated statements of stockholders’ (deficit) equity should be read in conjunction with the accompanying notes.

TALEND S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss for the period	$(45,334)	$(39,651)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	2,052	1,636
Amortization of intangible assets	1,875	2,639
Amortization of debt discount and issuance costs	2,887	2,541
Amortization of deferred commissions	7,068	5,735
Non-cash operating lease cost	3,669	2,987
Unrealized (gain) foreign exchange	(1,790)	(927)
Interest accrued on 2024 Convertible Notes	1,474	1,352
Share-based compensation	22,159	21,553
Changes in operating assets and liabilities:
Accounts receivable	26,258	29,003
Deferred commissions	(9,521)	(6,404)
Other assets	(2,494)	(2,452)
Accounts payable	(465)	(2,561)
Accrued expenses and other current liabilities	(4,837)	(6,338)
Deferred revenue	(6,563)	(18,409)
Operating lease liabilities	(2,573)	(2,955)
Net cash (used in) operating activities	(6,135)	(12,251)
Cash flows from investing activities:
Acquisition of property and equipment	(1,862)	(3,165)
Net cash used in investing activities	(1,862)	(3,165)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares related to exercise of stock awards	4,916	1,853
Proceeds from issuance of ordinary shares related to employee stock purchase plan	4,179	2,287
Repayment of borrowings	—	(660)
Net cash from financing activities	9,095	3,480
Net increase (decrease) in cash and cash equivalents	1,098	(11,936)
Cash and cash equivalents at beginning of the period	162,855	177,075
Effect of exchange rate changes on cash and cash equivalents	(1,690)	(171)
Cash and cash equivalents at end of the period	$162,263	$164,968
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the consolidated balance sheets as of June 30, 2021 and December 31, 2020, the consolidated statements of operations, the consolidated statements of comprehensive loss and the consolidated statements of stockholders’(deficit) equity for the three and six months ended June 30, 2021 and June 30, 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and June 30, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
Pending Acquisition by Thoma Bravo
On March 10, 2021, the Company entered into a Memorandum of Understanding (the “MoU”) with Tahoe Bidco (Cayman) LLC, an exempted company incorporated under the laws of the Cayman Islands (“Parent”) and an affiliate of Thoma Bravo, L.P. (“Thoma Bravo”), a leading private equity investment firm focused on the software and technology-enabled services sectors. Pursuant to the MoU, Parent has agreed to cause Tahoe Bidco B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) organized under the laws of the Netherlands and an affiliated entity of Thoma Bravo and Parent to commence a tender offer to acquire all of the outstanding ordinary shares and American Depositary Shares (“ADSs”) of the Company, for $66.00 per ordinary share and ADS (each ADS representing one ordinary share) in cash. The offer values the Company at approximately $2.4 billion and is expected to be completed in the third calendar quarter of 2021. The closing of the transaction is subject to the valid tender pursuant to the tender offer of ordinary shares and ADSs of the Company representing – together with ordinary shares and ADSs of the Company then beneficially owned by Thoma Bravo, if any – at least 80% of the outstanding ordinary shares and ADSs, and other customary closing conditions. If the MoU is terminated under certain circumstances, the Company will be required to pay to Parent a termination fee of approximately $48 million. The MoU contains representations, warranties and covenants of Parent and the Company that are customary for a transaction of this nature, including among others, covenants regarding the conduct of the Company’s business during the pendency of the transactions.
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
Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current contract liabilities – deferred revenue in the consolidated balance sheet. Deferred revenue, including current and non-current balances, was $163.9 million and $172.8 million as of June 30, 2021 and December 31, 2020, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $62.1 million and $50.6 million for the three months ended June 30, 2021 and 2020, respectively. Revenue recognized from the deferred revenue balances at the beginning of each period was $110.6 million and $93.8 million for the six months ended June 30, 2021 and 2020, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations of $247.7 million that will be satisfied at a later date. As of June 30, 2021, $179.3 million of deferred revenue and backlog is expected to be recognized from remaining performance obligations over the next 12 months, and approximately $68.4 million thereafter.
Contract assets
The Company may record assets for amounts related to performance obligations that are satisfied but not yet billed and/or collected. These assets, or unbilled revenue, are classified as accounts receivable, net in the consolidated balance sheet. Unbilled revenue was $2.5 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.

Deferred Commissions
The Company recognizes sales commissions earned by the Company’s sales force that are considered incremental and recoverable costs of obtaining a contract with a customer as deferred commissions in the consolidated balance sheet. Deferred commissions, including current and non-current balances, were $41.7 million and $39.7 million as of June 30, 2021 and December 31, 2020, respectively. Amortization expense of deferred commissions, was $3.6 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense of deferred commissions, was $7.1 million and $5.7 millions for the six months ended June 30, 2021 and 2020, respectively. There were no impairments of assets related to Company’s deferred commissions during the period ended June 30, 2021.
Disaggregation of Revenues
The following table sets forth the Company’s total revenue by region for the periods indicated (in thousands). The revenues by geographic region were determined based on the country where the sale took place.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$36,722	$31,373	$72,522	$62,540
EMEA	36,243	28,852	71,896	58,738
Asia Pacific	7,936	7,513	16,401	14,579
Total revenue	$80,901	$67,738	$160,819	$135,857
Revenues from the Company’s country of domicile, based on sales revenue recognized from customers in France, totaled $14.8 million and $10.3 million for the three months ended June 30, 2021 and 2020, respectively, and $29.2 million and $21.2 million for the six months ended June 30, 2021 and 2020, respectively.

3. Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential ordinary shares outstanding during the period. As the Company was in a loss position for both of the three ans six months ended June 30, 2021 and 2020, the diluted loss per share is equal to basic loss per share because the effects of potentially dilutive shares, which include shares from share-based awards and convertible senior notes, were anti-dilutive.
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
The net loss and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (basic and diluted):
Net loss	$(22,108)	$(21,509)	(45,334)	(39,651)
Denominator (basic and diluted):
Weighted-average ordinary shares outstanding	32,677	31,428	32,449	31,308

Basic and diluted net loss per share	$(0.68)	$(0.68)	(1.40)	(1.27)

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
The fair values of cash and cash equivalents, accounts receivable and certain other receivables, deposits, accounts payable and certain other payables are categorized as Level 1. The fair value of the 2024 Notes was categorized as Level 2 and was estimated based on a discounted cash flow method using a market interest rate for similar debt. As of June 30, 2021, the fair value of the 2024 Notes was $150.2 million.
There were no transfers between levels of the fair value hierarchy during the six month periods ended June 30, 2021 or 2020.

5. Balance Sheet Components
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$28,730	$30,371
VAT payable	4,678	7,889
Other taxes	254	885
Contingent liabilities	412	703
Other current liabilities	9,174	6,872
Accrued expenses and other liabilities	$43,248	$46,720
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment and software	$13,203	$12,905
Fixtures and fittings	3,635	3,496
Leasehold improvements	4,677	4,918
Property and equipment, gross	21,515	21,319
Less: accumulated depreciation	(12,627)	(12,046)
Property and equipment, net	$8,888	$9,273
Depreciation expense related to property and equipment was $0.9 million and $0.8 million for the three months periods ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.
Intangible assets as of June 30, 2021 and December 31, 2020 included the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Customer relationships	$5,076	$(5,076)	$—	$5,134	$(5,134)	$0	0 years
Acquired developed technology	20,044	(12,762)	7,282	20,329	(11,093)	9,236	2 years
Total	$25,120	$(17,838)	$7,282	$25,463	$(16,227)	$9,236
Amortization expense for intangible assets was $0.9 million and $1.3 million for the three months periods ended June 30, 2021 and 2020, respectively, and $1.9 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively.
The following table presents the estimated future amortization expense related to intangible assets as of June 30, 2021 (in thousands):

Amount
Remainder of 2021	$1,865
2022	3,517
2023	1,900
2024	—
Thereafter	—
Total amortization expense	$7,282

6. Debt
Convertible Senior Notes due September 1, 2024
In September 2019, the Company issued an aggregate principal amount of €125.0 million of the 2024 Notes and an additional €14.8 million pursuant to the partial exercise of the option to purchase additional 2024 Notes granted to the initial purchasers, in a private placement, pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers (as defined in Rule 144A promulgated under the Securities Act). The net proceeds from the issuance, after deducting initial purchaser discounts and debt issuance costs of €6.0 million, were €133.8 million. The 2024 Notes mature on September 1, 2024, unless earlier repurchased, redeemed or converted, and bear interest at a fixed rate of 1.75% per year payable semi-annually on March 1 and September 1 of each year. Each €1,000 of principal amount of the 2024 Notes will initially be convertible, subject to adjustment upon the occurrence of specified events, into 19.3234 ADSs, corresponding to 19.3234 of the Company’s ordinary shares per €1,000 principal amount of the 2024 Notes as of the date hereof, which initial conversion rate is equivalent to an initial conversion price of approximately €51.75 per ADS calculated on the basis of the closing price of the Company’s ADSs of $38.72 and a euro to U.S. Dollar exchange rate of €1 to $1.1036 on the pricing date of the 2024 Notes. Refer to Note 9, Debt, of the Company’s consolidated financial statements for the year ended December 31, 2020 for details of the issuance of the 2024 Notes.
As of June 30, 2021, none of the conditions permitting the holders of the 2024 Notes to early convert had been met. Therefore, the 2024 Notes were classified as long-term debt for such period.
Holders of the 2024 Notes have the right to require the Company to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture for the 2024 Notes) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. If consummated, the pending acquisition by Thoma Bravo would result in the occurrence of a “fundamental change” under the indenture for the 2024 Notes. In addition, the pending acquisition by Thoma Bravo, if consummated, would trigger a conditional conversion feature that would entitle holders of 2024 Notes to convert their 2024 Notes during a specified period at their option. Upon conversion of the 2024 Notes, unless we elect to deliver solely ADSs to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted. The pending tender offer by Thoma Bravo, if consummated, will also constitute a "make-whole fundamental change" (as defined in the indenture for the 2024 Notes) that not only will permit holders of the 2024 Notes to elect to convert their 2024 Notes, but also require us to increase the conversion rate for the 2024 Notes that any note holders elect to convert in connection with such make-whole fundamental change.
The net carrying amount of the 2024 Notes was as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Principal	$166,107	$171,599
Unamortized debt discount	(15,849)	(18,704)
Unamortized debt issuance costs	(4,023)	(4,766)
Net carrying amount	$146,235	$148,129
The net carrying amount of the equity component of the 2024 Notes was as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Gross amount	$21,866	$21,866
Allocated debt issuance costs	(945)	(945)
Net carrying amount	$20,921	$20,921

Interest expense related to the 2024 Notes was as follows during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$737	$674	$1,474	$1,352
Amortization of debt discount	1,157	1,008	2,287	2,006
Amortization of issuance costs	301	267	600	535
Total	$2,195	$1,949	$4,361	$3,893

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
In June 2021, the Company's shareholders delegated authority to the Company's board of directors to grant stock options and RSUs to employees, and warrants (BSA) to the company's directors and consultants, superseding and replacing the previous delegations of authority to grant equity awards.
As of June 30, 2021, there were 2,300,000 ordinary shares available for future grants of stock options, RSUs and warrants (BSA) under the Company’s share pool reserve.
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
The following table summarizes the activity and related weighted-average exercise prices (“WAEP”) and weighted-average remaining contractual term (“WACT”) of the Company’s stock options and warrants for the six months ended June 30, 2021 (in thousands, except exercise price per option):

	Stock options outstanding	BSPCE warrants outstanding	BSA warrants outstanding	WAEP per share	WACT (in years)	Aggregate intrinsic value
Balance as of December 31, 2020	1,726	108	235	$23.97	6.1	$31,789
Granted	4	—	1	49.05
Exercised	(254)	(39)	—	16.68
Forfeited	(61)	—	(4)	32.86
Balance as of June 30, 2021	1,415	69	232	$24.04	5.7	$71,621
Vested and expected to vest as of June 30, 2021	1,313	69	232	$23.35	5.5	$68,447
Exercisable as of June 30, 2021	854	69	225	$18.69	4.1	$53,981
The total intrinsic values of stock options and warrants exercised during the period ended June 30, 2021 was $11.7 million.
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
A summary of RSU activity under all of the plans as of June 30, 2021 is presented in the following table (in thousands, except the weighted-average grant date fair value per RSU):

	Number of service- based RSUs	Number of performance- based RSUs	Weighted-average grant date fair value
Balance as of December 31, 2020	2,388	480	$43.26
Granted	444	—	60.22
Vested and released	(424)	(63)	47.25
Forfeited	(126)	(128)	41.70
Balance as of June 30, 2021	2,282	289	$44.05
Expected to vest as of June 30, 2021	1,894	241	$43.75
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
The MoU provides that no new offering periods under the ESPP will commence after March 10, 2021, and the ESPP offering period of February 2021 to August 2021 shall be shortened to end no later than five business days prior to the date of the tender offer commencement. In accordance with the applicable provisions of the MoU, each offering under the ESPP that was outstanding as of the execution date of the MoU has been shortened and each then-outstanding purchase right under the ESPP exercised, such that there were no outstanding offerings under the ESPP as of June 30, 2021. The ESPP was terminated effective as of June 11, 2021, the commencement date of the tender offer.

Compensation expense
Cost of revenue and operating expenses include employee share-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - subscriptions	$1,010	$1,031	$1,999	$1,279
Cost of revenue - professional services	488	409	958	815
Sales and marketing	3,522	3,737	7,550	6,191
Research and development	1,940	2,715	4,542	5,672
General and administrative	3,567	3,332	7,110	7,596
Total share-based compensation expense	$10,527	$11,224	$22,159	$21,553
As of June 30, 2021, the Company had $49.9 million of total unrecognized share-based compensation expense relating to unvested stock options, employee warrants (BSPCE), warrants (BSA) and RSUs, which are expected to be recognized over a weighted-average period of approximately 1.7 years.
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
The Company accrues estimates for resolution of legal proceedings when losses are probable and estimable. Although the results of legal proceedings and claims are unpredictable, the Company believes that there is less than a reasonable possibility that the Company will incur a material loss with respect to such legal proceedings and claims. As a result, the Company has not recorded an accrual for such contingencies as of June 30, 2021.
9. Income Tax
The Company provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate after discrete items was 1.3% and (0.2)% for the three months ended June 30, 2021 and 2020, respectively, and 0.4% and (0.2)% for the six months ended June 30, 2021 and 2020, respectively.
The 2021 and 2020 annual effective tax rates differed from the French statutory income tax rate of 28% for 2021 and 2020, primarily due to a valuation allowance on current year losses in the US and France.
The Company files income tax returns in France as well as many foreign jurisdictions. The tax years 2005 to 2020 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

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
•Our expectation that professional services revenue will decline as a percent of revenue we work with more systems integrators and as our cloud offerings increase;
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
•Our expectations about our attrition rate and headcount growth in 2021 and related expenses;
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
We had 1,395 employees as of June 30, 2021 and we plan to continue to grow our employee base to address the needs of our global customers as well as to acquire customers in new geographies. We also plan to continue to invest in new product development.
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
We generate the majority of our revenue from subscriptions of our commercial solution Talend Data Fabric. We primarily sell annual contracts billed in advance. Our subscription offering includes enterprise-grade features and capabilities to scale our solutions across production environments and customer infrastructures. These product features and capabilities include scheduling, management and monitoring of data integration flows, collaboration across a team of users and technical support. We also provide professional services to implement our solutions. Our subscription revenue represents a significant portion of our revenue, growing from 88% of our total revenue in the year ended December 31, 2019, to 90% in the year ended December 31, 2020, to 91% in the six months ended June 30, 2021.
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
COVID-19 Update
Our first priority remains ensuring the safety and health of our employees, customers and others with whom we partner in conducting our business. In response to the pandemic, and in line with guidance provided by government agencies and international organizations, we temporarily closed our offices and requested our employees work remotely, suspended all non-essential travel and activated our business continuity plan to continue to support customers while protecting our employees. We continue, in most instances, to operate our business remotely. We have also moved all in-person customer-facing events to virtual ones. The pandemic, which has affected nearly all regions around the world, and preventive measures taken to contain or mitigate the pandemic, adversely impacted and in the future may adversely impact economic activity and caused and may in the future cause significant disruptions in the financial markets. The COVID-19 pandemic and resulting economic uncertainty negatively impacted our business. We believe the demand environment for our offerings has improved and continues to improve. However, we anticipate that the negative impacts our business experienced in prior periods will continue to have an adverse impact on our results of operations and financial performance because of our subscription-based business model. Moreover, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread across the globe, including in Europe, Asia, and the United States. The impact of the Delta variant cannot be predicted as this time and we cannot predict with any certainty the degree to, or the time period over, which we will be affected by this pandemic.
While we believe the pandemic had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our operations, financial condition, liquidity and capital and financial resources; however, the situation is hard to predict, subject to rapid change, and actual results may differ materially from our current expectations. The full extent to which the COVID-19 pandemic may impact our results of operations and financial performance will depend on future developments, which are highly uncertain and cannot be predicted, including but not limited to, the duration and geographic spread of the pandemic, its severity, the effectiveness of COVID-19 vaccines, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. We previously experienced curtailed customer demand that could adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we experienced impacts from reduced IT budgets of customers and potential customers resulting in deferred purchase decisions, delayed implementation of our products, reduced renewals of subscriptions by existing customers, and decreases in software license sales driven by channel partners. However, we have seen a rebound in IT spending and customers expand the scope of projects in which they are willing to invest. We have experienced challenges in creating sales pipeline in the absence of in-person marketing events, which in particular has negatively impacted our ability to win new customers. During part of 2020 we saw and may see in the future a slowing in our collections of outstanding accounts receivable and requested changes in billing terms from some of our customers. We believe the demand environment for our offerings has improved and continues to improve in light of an improving macroeconomic backdrop. However, because of our subscription-based business model, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. There has been no impact to our financial reporting systems, internal control over financial reporting, or any disclosure controls or procedures.
Even after the COVID-19 pandemic has substantially subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in per capita income and levels of disposable income, increased and prolonged unemployment or a decline in business confidence and business investment as a result of the COVID-19 pandemic, could have a continuing adverse effect on the demand for some of our products. The degree of impact of the COVID-19 pandemic on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and others in response to the pandemic, all of which continue to evolve and remain uncertain at this time. We have established a task force to actively monitor the ongoing COVID-19 pandemic situation and provide updates, current information, and support to our employees. We remain committed to serving our customers’ needs and to providing creative and flexible customer support. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, and shareholders. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
Pending Acquisition by Thoma Bravo

On March 10, 2021, Talend S.A. (the "Company") entered into a Memorandum of Understanding (the “MoU”) with Tahoe Bidco (Cayman), LLC, an exempted company incorporated under the laws of the Cayman Islands (“Parent”) and an affiliate of Thoma Bravo, L.P. (“Thoma Bravo”). It is contemplated that pursuant to the MoU, Parent and the Company shall pursue a series of transactions pursuant to which, among other transactions, Parent is seeking to acquire for $66.00 per share in cash (through one or more of its affiliates) all of the issued and outstanding ordinary shares, nominal value of €0.08 per share, of the Company (the “Company Shares”), including American Depositary Shares representing Company Shares (the “ADSs”), and Company Shares issuable upon the exercise of any outstanding options, warrants, convertible securities or rights to purchase, subscribe for, or be allocated Company Shares, pursuant to a cash tender offer (the “Offer”). On May 5, 2021, the Company’s board of directors, following the completion of consultation with the works council of the Company, unanimously determined that Thoma Bravo’s proposed offer is consistent with and will further the business objectives and goals of the Company and is in the best interests of the Company, its employees, and its shareholders. The Company’s board of directors unanimously recommended that the holders of ordinary shares and holders of ADSs accept Thoma Bravo’s offer and tender their outstanding ordinary shares of the Company and ADSs to Thoma Bravo in such offer. In connection with the proposed acquisition of the Company, Parent commenced a tender offer for all of the outstanding ordinary shares and ADSs of the Company on June 11, 2021. The Offer will expire at 5:00 p.m. (New York City time) on July 28, 2021, unless extended in accordance with the terms of the MoU, including as required by the applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC. On July 19, 2021, the Company announced the receipt of all required regulatory approvals and clearances, including authorization of the French Ministry of the Economy and Finance for Thoma Bravo’s tender offer. On July 26, 2021, the Company held a general meeting of shareholders at which shareholders approved certain proposals, including with respect to certain transactions to occur following the consummation of the tender offer that will result in the Company structurally, but not operationally, redomiciling in the Netherlands. The board of directors of the Company previously approved those transactions and the execution of the relevant asset contribution and cross-border merger agreements on June 15, 2021, as disclosed in a Current Report on Form 8-K filed with the SEC on June 21, 2021.

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
The following table summarizes ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since June 30, 2020. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. We calculate ARR growth on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. ARR growth for the period ended June 30, 2021 was driven by strong demand for our cloud solutions and an improvement in the IT spending environment.

(Dollars in thousands)	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
ARR	$255,926	$268,906	$288,720	$291,496	$307,822
Actual FX growth rate	17%	20%	19%	19%	20%
Constant Currency growth rate	19%	16%	15%	14%	17%
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
The following table summarizes Cloud ARR and its year-over-year growth rate on both an actual and constant currency basis as of the end of each reporting period since June 30, 2020. We calculate Cloud ARR growth rate on a constant currency basis by applying the spot currency rate from the last day of the comparative period to the corresponding day in the current period. The year-over-year growth rate for each quarter was calculated against the corresponding quarter in the prior year. Cloud ARR growth for the period ended June 30, 2021 was driven by strong demand for our cloud solutions and an improvement in the IT spending environment.

(Dollars in thousands)	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Cloud ARR	$74,992	$87,822	$108,483	$119,328	$134,096
Actual FX growth rate	128%	113%	101%	95%	79%
Constant Currency growth rate	130%	109%	95%	88%	74%
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

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Actual FX rates	16%	20%	20%	19%	21%
Constant Currency	17%	18%	17%	14%	16%

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
The following table summarizes on a quarterly basis since June 30, 2020 the number of customers that have, as of the end of the relevant period, ARR of $0.1 million or more.

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Customers count	614	642	678	665	705
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
We calculate our dollar-based net expansion rate by dividing our recurring customer revenue by our base revenue. We define base revenue as the subscription revenue we recognized from all customers during the four quarters ended one year prior to the date of measurement. We define our recurring customer revenue as the subscription revenue we recognized during the four quarters ended on the date of measurement from the same customer base included in our measure of base revenue, including revenue resulting from additional sales to those customers. This analysis excludes revenue derived from our OEM sales. We expect our dollar-based net expansion rate to potentially decline as we scale our business, particularly as market demand for term-based deployed solutions continues to contract. Further, in the future we may experience greater customer loss or reduction in contract renewals if customers are subject to renewed IT budgetary constraints related to future COVID-19 developments and macroeconomic conditions, which would negatively impact this measure.
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

	Three Months Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Actual FX rates	108%	107%	108%	110%	113%
Constant Currency	110%	107%	107%	108%	109%
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
The table below shows our free cash flow for each of the three and six months ended June 30, 2021 and 2020, and a reconciliation to the most directly comparable GAAP measure for such period (in thousands). We expect free cash flow during fiscal year 2021 to be negative.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash from operating activities	$(13,802)	$(15,099)	$(6,135)	$(12,251)
Less: Acquisition of property & equipment	781	716	1,862	3,165
Free Cash Flow	$(14,583)	$(15,815)	$(7,997)	$(15,416)

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

(Dollars in thousands, except CAC measure)	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
GAAP Sales and Marketing expense	$146,611	$154,058	$160,552	$164,925	$167,581
Share-based compensation expense	11,786	12,802	14,367	15,942	15,726
Other expenses(1)	716	716	716	$82	$—
Non-GAAP Sales and Marketing expense	$134,109	$140,540	$145,469	$148,901	$151,855

Prior year period ARR	$218,021	$224,761	$243,137	$245,943	$255,926
Ending ARR	255,926	268,906	288,720	291,496	307,822
Net New ARR	$37,905	$44,145	$45,583	$45,553	$51,896

CAC	3.5	3.2	3.2	3.3	2.9
(1) Other expenses include expenses related to the reorganization of our business model in emerging markets.

Results of Operations
The following table sets forth our consolidated statement of operations (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated statements of operations
Revenue
Subscriptions	$73,912	$60,885	$146,287	$121,794
Professional services	6,989	6,853	14,532	14,063
Total revenue	80,901	67,738	160,819	135,857
Cost of revenue (1)
Subscriptions	13,412	8,947	25,246	16,971
Professional services	6,035	6,259	12,219	13,000
Total cost of revenue	19,447	15,206	37,465	29,971
Gross profit	61,454	52,532	123,354	105,886
Operating expenses (1)
Sales and marketing	42,186	39,531	84,813	77,784
Research and development	20,401	17,639	41,385	33,573
General and administrative	18,767	14,997	38,660	30,652
Total operating expenses	81,354	72,167	164,858	142,009
Loss from operations	(19,900)	(19,635)	(41,504)	(36,123)
Interest income (expense), net	(2,151)	(1,922)	(4,235)	(3,727)
Other income (expense)	(355)	67	229	265
Loss before benefit (provision) for income taxes	(22,406)	(21,490)	(45,510)	(39,585)
Benefit (provision) for income taxes	298	(19)	176	(66)
Net loss for the period	$(22,108)	$(21,509)	$(45,334)	$(39,651)
________________________________________
(1)Amounts include share-based payment and amortization of acquired intangibles expense, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - subscriptions	$1,010	$1,031	$1,999	$1,279
Cost of revenue - professional services	487	409	957	815
Sales and marketing	3,522	3,737	7,550	6,191
Research and development	2,878	3,621	6,418	7,486
General and administrative	3,567	3,744	7,110	8,421
Total share-based payment and amortization of acquired intangibles expense	$11,464	$12,542	$24,034	$24,192

The following table sets forth our results of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Subscriptions	91%	90%	91%	90%
Professional services	9%	10%	9%	10%
Total revenue	100%	100%	100%	100%
Total cost of revenue	24%	22%	23%	22%
Gross profit	76%	78%	77%	78%
Operating expenses
Sales and marketing	52%	58%	53%	57%
Research and development	25%	26%	26%	25%
General and administrative	23%	23%	24%	23%
Total operating expenses	101%	107%	103%	105%
Loss from operations	(25)%	(29)%	(26)%	(27)%
Interest income (expense), net	(3)%	(3)%	(3)%	(2)%
Other income (expense)	—%	—%	—%	—%
Loss before benefit (provision) for income taxes	(28)%	(32)%	(29)%	(29)%
Benefit (provision) for income taxes	—%	—%	—%	—%
Net loss for the period	(27)%	(32)%	(28)%	(29)%
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Subscriptions	$73,912	$60,885	$13,027	21%	$146,287	$121,794	$24,493	20%
Professional services	6,989	6,853	$136	2%	14,532	14,063	$469	3%
Total revenue	$80,901	$67,738	$13,163	19%	$160,819	$135,857	$24,962	18%
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
Professional services revenue consists of fees earned for consulting engagements related to the deployment and configuration of our product offering, training customers and associated expenses. Consulting engagements consist of time-based arrangements for which the revenue is recognized using a time and materials basis. Training revenue results from contracts to provide educational services to customers and partners regarding the use of our technologies and is recognized as delivered. We expect professional services revenue will decline as a percentage of total revenue as we work with more systems integrators, who assist with the implementation of our solutions, as our cloud-based offerings increase because cloud customers typically demand fewer professional services, and potential project implementation delays resulting from the COVID-19 pandemic.
Total revenue increased $13.2 million, or 19%, for the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase in revenue was attributable primarily to an increase in subscription revenue of $13.0 million, and an increase in professional services revenue of $0.1 million.
Subscription revenue increased $13.0 million, or 21%, for the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase in subscription revenue was primarily attributable to greater demand for our cloud solutions.

Professional services revenue increased $0.1 million, or 2%, for the three months ended June 30, 2021 compared to the corresponding period in 2020.
Total revenue increased $25.0 million, or 18%, for the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase in revenue was attributable primarily to an increase in subscription revenue of $24.5 million, and an increase in professional services revenue of $0.5 million.
Subscription revenue increased $24.5 million, or 20%, for the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase in subscription revenue was primarily attributable to greater demand for our cloud solutions.
Professional services revenue increased $0.5 million, or 3%, for the six months ended June 30, 2021 compared to the corresponding period in 2020.
Subscription revenues by geography were as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Americas	$34,059	$28,503	$5,556	19%	$66,967	$56,076	$10,891	19%
EMEA	32,925	25,380	7,545	30%	64,884	52,082	12,802	25%
Asia Pacific	6,928	7,002	(74)	(1)%	14,436	13,636	800	6%
Total subscription revenue	$73,912	$60,885	$13,027	21%	$146,287	$121,794	$24,493	20%
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of subscription	$13,412	$8,947	$4,465	50%	$25,246	$16,971	$8,275	49%
Cost of professional services	6,035	6,259	(224)	(4)%	12,219	13,000	(781)	(6)%
Total cost of revenue	$19,447	$15,206	$4,241	28%	$37,465	$29,971	$7,494	25%
Gross Profit	$61,454	$52,532	$8,922	17%	$123,354	$105,886	$17,468	16%
Gross Margin	76%	78%			77%	78%
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
Total cost of revenue for the three months ended June 30, 2021 increased $4.2 million, or 28%, compared to the corresponding period in 2020 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.
Cost of subscription revenue increased $4.5 million, or 50% for the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to an increase in employee compensation expenses of $2.7 million, which resulted from increased headcount, and an increase in hosting support costs of $1.8 million for our cloud offerings as a result of the increase of purchases of our cloud solutions.
Cost of professional services revenue decreased $0.2 million, or 4%, for the three months ended June 30, 2021 compared to the corresponding period in 2020, due to a decrease in consulting expense and travel and entertainment expense of $0.2 million from the continued impact of COVID-19.

Total cost of revenue for the six months ended June 30, 2021 increased $7.5 million, or 25%, compared to the corresponding period in 2020 driven by higher cost of subscription revenue partially offset by lower cost of professional services revenue.
Cost of subscription revenue increased $8.3 million, or 49% for the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to an increase in employee compensation expenses of $5.8 million, which resulted from increased headcount and share-based compensation, and an increase in hosting support costs of $2.8 million for our cloud offerings as a result of the increase of purchases of our cloud solutions.
Cost of professional services revenue decreased $(0.8) million, or (6)%, for the six months ended June 30, 2021 compared to the corresponding period in 2020, primarily due to a decrease in consulting expense and travel and entertainment expense of $1.4 million from the continued impact of COVID-19, partially offset by an increase in employee compensation expense of $0.6 million, which resulted from an increase in headcount.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Sales and Marketing	$42,186	$39,531	$2,655	7%	$84,813	$77,784	$7,029	9%
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
Sales and marketing expenses increased $2.7 million, or 7%, in the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to a $2.3 million increase in employee compensation expenses, which resulted from an increase of $1.7 million salary expense due to an increase in headcount and an increase of $0.6 million in payroll tax related costs; an increase in software related cost of $0.2 million and severance related cost of $0.2 million.
Sales and marketing expenses increased $7.0 million, or 9%, in the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to a $4.2 million increase in employee compensation expenses, which primarily resulted from an increase of salary expense due to an increase in headcount, an increase of $1.4 million in share-based compensation; an increase of commission expense of $1.0 million, and an increase in online marketing costs of $1.6 million mainly related to advertising on third-party websites. These increases were partially offset by a decrease in travel and entertainment expenses of $2.0 million due to the impact of COVID-19.
Research and Development

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Research and Development	$20,401	$17,639	$2,762	16%	$41,385	$33,573	$7,812	23%
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
Research and development expenses increased $2.8 million, or 16%, in the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to a $2.6 million increase in employee compensation expenses, which resulted from increased headcount, consultant fees and certain foreign payroll expense, and an increase of overhead costs related to facilities and IT of $0.1 million and $0.3 million less research and development credit in the period, partially offset by decrease in several cost categories of $0.2 million.

Research and development expenses increased $7.8 million, or 23%, in the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily due to a $6.5 million increase in employee compensation expenses, which resulted from increased headcount, consultant fees and certain foreign payroll expense, and an increase of overhead costs related to facilities and IT of $0.1 million and $0.5 million less research and development credit in the period.
General and Administrative

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
General and Administrative	$18,767	$14,997	$3,770	25%	$38,660	$30,652	$8,008	26%
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
General and administrative expenses increased $3.8 million, or 25%, in the three months ended June 30, 2021, compared to the corresponding period in 2020. The increase was primarily due to third-party consulting and legal expense associated with pending Thoma Bravo acquisition of $3.0 million and an increase in salary expenses of $1.9 million due primarily to increased headcount. These increases were partially offset by a decrease of legal expenses, excluding the Thoma Bravo acquisition, of $0.8 million, a decrease of corporate audit fees of $0.2 million, and a decrease of temporary labor cost of $0.5 million.
General and administrative expenses increased $8.0 million, or 26%, in the six months ended June 30, 2021, compared to the corresponding period in 2020. The increase was primarily due to third-party consulting and legal expense associated with pending Thoma Bravo acquisition of $8.2 million and an increase in salary expenses of $4.9 million due primarily to increased headcount. These increases were partially offset by a decrease of legal expenses, excluding the Thoma Bravo acquisition, of $1.7 million, a decrease of amortization of intangible assets of $0.8 million, a decrease of corporate audit fees of $1.9 million, and a decrease of temporary labor cost of $0.5 million.

Interest income (expense), net

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Interest income (expense), net	$(2,151)	$(1,922)	$(229)	12%	$(4,235)	$(3,727)	$(508)	14%
Interest income (expense), net consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs, and interest income from our investments in money market securities.
Interest income (expense), net changed unfavorably by $(0.2) million in the three months ended June 30, 2021, compared to the corresponding period in 2020. The change was primarily due to the impact of the change in the euro to U.S. dollar exchange rate in the three months ended June 30, 2021, compared to the corresponding period in 2020, to contractual interest expense and amortization of debt discount and issuance costs attributable to our 2024 Notes.
Interest income (expense), net changed unfavorably by $(0.5) million in the six months ended June 30, 2021, compared to the corresponding period in 2020. The change was primarily due to the impact of the change in the euro to U.S. dollar exchange rate in the six months ended June 30, 2021, compared to the corresponding period in 2020, to contractual interest expense and amortization of debt discount and issuance costs attributable to our 2024 Notes.

Other income (expense), net

	Three months ended March 31,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other income (expense), net	(355)	67	(422)	(630)%	$229	$265	$(36)	(14)%
Other income (expense), net changed unfavorably by $(0.4) million in the three months ended June 30, 2021, compared to the corresponding period in 2020. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.
Other income (expense), net changed unfavorably by $(36.0) thousand in the six months ended June 30, 2021, compared to the corresponding period in 2020. The change is primarily due to fluctuations in foreign exchange rates, which impact our foreign currency denominated monetary assets and liabilities.

New Accounting Standards
Refer to Note 1 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q for further information.
Liquidity and Capital Resources

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash from operating activities	$(6,135)	$(12,251)
Cash used in investing activities	(1,862)	(3,165)
Cash from financing activities	9,095	3,480
Net increase (decrease) in cash and cash equivalents	$1,098	$(11,936)
Through June 30, 2021, we have financed our operations primarily through cash received from customers for subscriptions of our software and professional services, as well as equity and equity-linked financings. As of June 30, 2021, we had $162.3 million of cash and cash equivalents. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future, despite the uncertainty in the changing market and economic conditions resulting from the COVID-19 pandemic.
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
Operating Activities

During the six month period ended June 30, 2021, cash used in operating activities was $6.1 million as a result of net loss of $45.3 million, offset by non-cash charges of $39.4 million, including $22.2 million stock-based compensation expense, $7.1 million amortization of deferred commissions, and $10.1 million other depreciation and amortization expenses.

During the six month period ended June 30, 2020, cash used in operating activities was $12.3 million as a result of net loss of $39.7 million and an unfavorable impact of $10.1 million from changes in working capital, primarily driven by decreases in deferred revenue and accrued expenses and other current liabilities and an increase in contract acquisition costs, offset by non-cash charges of $37.5 million.

Investing Activities

Cash used in investing activities for the six month period ended June 30, 2021 was $1.9 million. Investing activities consist primarily of capital expenditures to purchase information technology product and equipment for our employees.

Cash used in investing activities for the six month period ended June 30, 2020 was $3.2 million. Investing activities consist primarily of capital expenditures to purchase furniture and equipment to support additional office space as well as miscellaneous information technology equipment for our employees and software licenses.

Financing Activities

Cash from financing activities for the six month period ended June 30, 2021 was $9.1 million. Financing proceeds for the three month period ended March 31, 2021 was driven by $4.9 million of proceeds from the exercise of employee stock awards and $4.2 million of proceeds received from employees as part of the Company’s employee stock purchase plan.

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

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
For the six months ended June 30, 2021, approximately 55% of our revenue and approximately 57% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. For the year ended December 31, 2020 approximately 54% of our revenue and approximately 57% of aggregate cost of sales and operating expenses were generated in currencies other than U.S. dollars. We have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our euro denominated inflows have covered our euro denominated expenses and our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant. For the periods ended June 30, 2021 and December 31, 2020, a hypothetical 10% increase or decrease in the foreign exchange rate of the euro to the U.S. dollar would lead to a corresponding increase or decrease of the consolidated net loss to the Company of approximately $4.1 million and $7.3 million, respectively.
Interest Rate Risk
We had cash and cash equivalents of $162.3 million and $162.9 million at June 30, 2021 and December 31, 2020, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, as a result of the short maturities of investment instruments used. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A large majority of short-term and long-term investments we hold are in the form of term deposits with fixed interest rates, thereby limiting their exposure related to interest rate fluctuations. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our financial statements during either of the periods ended June 30, 2021 and December 31, 2020.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

•We have experienced employee turnover in sales and marketing, in part related to recent structural changes in the organization, and operate in an increasingly competitive market for talent. This turnover may require us to incur additional expenses to attract and retain talent and cause disruption to our sales activities, unforeseen systems and process challenges, and may adversely affect our operating results.
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
We have incurred losses in all years since our inception. We incurred a net loss of $45.3 million in the six months ended June 30, 2021, $79.6 million in the year ended December 31, 2020, and $61.5 million in the year ended December 31, 2019. As a result, we had accumulated losses of $403.5 million as of June 30, 2021. We anticipate that our operating expenses will increase for the foreseeable future as we continue to develop our technology, enhance our product and service offerings, broaden our installed customer base, expand our sales channels and our operations, and hire additional employees. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market, failure to acquire or renew subscriptions with customers, particularly large enterprise customers, a failure to capitalize on growth opportunities or the impact of the COVID-19 pandemic and macroeconomic conditions on IT spending. In fact, our revenue growth rate has slowed over the past several years due to demand headwinds for term-based deployed licenses and our professional services offerings, as well as macroeconomic conditions resulting from the COVID-19 pandemic. Any failure to sufficiently increase our revenue could prevent us from achieving profitability or improving cash flow on a consistent basis. If we are unable to meet these risks and challenges as we encounter them, our business, financial condition and results of operations may suffer.
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
We have experienced employee turnover in sales and marketing, in part related to recent structural changes in the organization. This turnover may cause disruption to our sales activities, unforeseen systems and process challenges, and may adversely affect our operating results.
As part of our efforts to manage future growth and achieve greater efficiency we have made changes to our sales and marketing organizations and strategies. In particular, as of the beginning of 2021, we reorganized the structure and operations of our sales organization to center the organization around four distinct market segments: small business, mid-sized business, enterprise and strategic enterprise accounts. We also established dedicated teams to specifically drive new logo acquisition and client expansion. Although we believe the reorganization will improve our efficiency and performance, we have experienced and may continue to experience an increase in employee turnover in our sales and marketing organization. This increase in employee turnover may disrupt our sales activities, cause unforeseen systems and process challenges, and may adversely affect our operating results.
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
In light of the rapidly evolving situation relating to the spread of COVID-19 and relevant government orders, we have taken measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. We are generally requiring all employees around the globe to work remotely. We continue to monitor and safeguard our systems, networks and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, networks, and data upon which we rely. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another, our customers and prospective customers, partners, and investors. In addition, we hold in-person marketing events to generate sales leads for our products, and restrictions on in-person gatherings have affected our marketing efforts by limiting them to virtual events and digital channels, which have not been as effective at building sales leads, particularly new customer leads. Further, some projects to assist our customers to implement our software also require presence at the customer’s site and, as a result, some implementation projects have been and others in the future may be delayed. In addition, current social distancing measures could: negatively affect our sales efforts and our ability to enter into customer contracts in a timely manner; slow down our recruiting efforts; challenge our ability to effectively onboard new hires; or create operational or other challenges. Any of the foregoing could harm our business and results of operations. We continue to monitor the situation and will adjust our current policies as the COVID-19 pandemic evolves and public health and other government officials issue additional guidance or orders.
In addition, the COVID-19 pandemic disrupted and could in the future disrupt the operations of certain of our customers, channel partners, resellers and systems integrators for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results, resulting in delayed purchase decisions, extended payment terms, and postponed or canceled projects. More generally, the COVID-19 pandemic adversely affected economies globally. The impacts of the global COVID-19 pandemic on the broader global economy have been swift, dramatic and unpredictable. The latency and duration of these impacts have been diverse across geographies and jurisdictions in which we market and sell our solutions. We have had some planned purchases of our solutions delayed or canceled because of economic conditions. However, IT spending budgets have improved and continue to improve as the macroeconomic backdrop has improved in North America and Europe in particular. Nevertheless, the COVID-19 pandemic and macroeconomic conditions could reduce demand for our solutions in the future as the pandemic is a highly fluid situation. We or our customers may also experience increased costs associated with security of our infrastructure and data, as the increase in remote work has also increased the surface area potentially vulnerable to cyberattack. As a result of the foregoing factors, the COVID-19 pandemic and economic conditions may adversely affect demand for our solutions and may harm our business and results of operations.
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
The U.S. and global macroeconomic environments were negatively affected by the COVID-19 pandemic. Worldwide economic conditions attributable to the COVID-19 pandemic made it challenging for our customers and us to forecast and plan future business activities accurately and caused and could in the future cause customers to reevaluate their decision to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In fact, earlier in the COVID-19 pandemic some prospective customers delayed or canceled planned purchases of our products and some existing customers reduced or did not renewed contracts. We believe that global macroeconomic conditions resulted in slower revenue growth across our business as a result of fewer purchases by new customers, and decisions by customers not to increase, to decrease, or even end of their contracts with us when their contracts are up for renewal. However, we believe IT spending budgets have improved and continue to improve as macroeconomic conditions have improved. During challenging economic times our customers may face issues in managing working capital or gaining access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to, among other things, increase our allowance for doubtful accounts, grant payment concessions or modify payment terms, which would harm our results of operations. For example, in March 2020, at the beginning of the COVID-19 pandemic, we saw an increase in the days outstanding of our accounts receivables related to requests from certain customers for extended payment terms and flexibility, though these trends have since stabilized and improved. We have a significant number of customers in industries that were highly impacted by the COVID-19 pandemic, including the travel and hospitality, retail, and energy industries. Macroeconomic conditions caused and may in the future cause firms in certain of these and any other impacted industries to react by reducing their capital expenditures in general or by specifically reducing their spending on information technology. Customers in industries affected by recessionary macroeconomic conditions in the future may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, subscription customers may choose to develop or utilize in-house support capabilities as an alternative to purchasing our subscription offerings. Moreover, competitors have responded and may continue to respond to market conditions by lowering prices of subscription offerings. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings.
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
Our future success depends on our ability to sell our subscriptions to new customers and to expand the deployment of our platform with existing customers by selling additional subscriptions. As a result, we may be required to use increasingly sophisticated and costly sales efforts to differentiate our offerings from those of our competitors, which may not result in additional sales. In addition, the rate at which our customers purchase additional subscriptions depends on a number of factors, including the perceived need for additional data integration and integrity products, evolving sales strategies as well as general economic conditions. The COVID-19 pandemic has made it more challenging to sell our subscriptions to new customers because curtailed travel and lack of in-person meetings have made it more difficult to establish trusted business partner relationships, especially in certain cultures. Moreover, some industries particularly impacted by the COVID-19 pandemic, including travel and hospitality, retail, and energy, significantly cut or eliminated capital expenditures. If we are unable to build new relationships with those verticals, that could harm our customer base later. Even if we are able to demonstrate the value of our solution to a potential customer, they may choose to adopt our competitors’ offerings instead for a variety of reasons, including familiarity, legacy implementation, and uncertainty surrounding change. If our efforts to sell additional subscriptions to our customers are not successful, our business may suffer.
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
We have traditionally utilized in-person marketing events to educate potential customers about our solutions and generate sales leads. In light of social distancing measures implemented to combat the COVID-19 pandemic, we have been unable to hold in-person marketing events and attend trade shows and instead have had to rely on virtual-only events. We have adapted and redesigned traditional demand generation activities to meet the new restrictions arising from the COVID-19 pandemic. However, we did not have a history of utilizing virtual-only events to such a large extent and are still learning the most effective practices and adjusting accordingly. As a result, our virtual-only events have not been and may in the future not be as successful in creating an interest in our solutions or generating sales leads as our in-person events, particularly for new customers, and our marketing team will need to continue to make adjustments as it adapts. Moreover, the extent to which remote and virtual marketing will predominate in the marketplace even after the COVID-19 pandemic is controlled is uncertain and if it remains a predominant or highly significant component of marketing activity, we would continue to face the risks and challenges described above. If our virtual-only marketing efforts are not as successful as our in-person marketing events, then our results of operations and operating cash flow could be adversely affected.
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
Our employees do not have employment arrangements that require them to continue to work for us for any specified period. They can terminate their employment with us at any time. Additionally, the industry in which we operate generally experiences high employee attrition and we are operating in an increasingly competitive market for talent. We believe several factors, which are difficult to isolate the impact of, have and may continue to negatively impact our attrition rate in 2021. These factors include the implementation of certain internal strategic changes; an increase in employees' willingness to change jobs as the COVID-19 pandemic is controlled through ongoing vaccination efforts; and the transactions contemplated in the memorandum of understanding we entered into with Thoma Bravo on March 10, 2021, the impact of which could be exacerbated if the acquisition is not consummated. Furthermore, we are also subject to restrictions under French law with respect to the number of restricted share units we may have outstanding relative to our share capital, as well as minimum vesting and holding period requirements for our restricted share units. These limitations have impacted and may continue to impact our ability to offer competitive equity compensation to both current and prospective employees. Increases in attrition may require us to incur additional expenses to retain and attract talent and higher attrition could adversely affect our business, results of operations and financial condition.
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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, the United Kingdom and France, where we have a substantial presence and need for highly skilled personnel. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. In addition, we have experienced difficulty, and in the future may not be successful, in attracting or integrating qualified personnel to fulfill our current or future needs. We intend to be disciplined with headcount growth in 2021 to seek to improve operating efficiency. If we incorrectly assess the capabilities of our current workforce, this approach to new headcount could put a strain on our existing workforce, which could adversely affect our ability to execute our business strategy. Moreover, if we fail to fill positions essential to executing and achieving our strategic plans and objectives, whether because of our restrained hiring plans or an inability to recruit, attract and retain talent, we may fail to execute and achieve them, which could adversely affect our business, financial condition and results of operation. Temporary office closures and travel restrictions as a result of the COVID-19 pandemic could make it more difficult to onboard new employees, provide trainings and integrate them into our workforce, which could adversely affect the productivity of our employees and our business.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 91% of total revenue in the first six months of 2021, 90% of total revenue in the year ended December 31, 2020, 88% in the year ended December 31, 2019 and 86% in the year ended December 31, 2018. We have experienced fluctuations in our renewal rates, particularly with respect to our cloud offerings. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of products affected by our competitors and reductions in our customers’ spending levels, including as a result of any future COVID-19 pandemic induced economic weakness. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.
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
We expect to derive a significant portion of our revenue from renewals of existing subscription agreements. For the year ended December 31, 2020, the majority of our subscription revenues were derived from the renewals of existing subscription agreements. As a result, achieving a high renewal rate of our subscription agreements is critical to our business. Our existing customers that purchase our subscription services have no contractual obligation to renew their contracts after the completion of their initial subscription term, which is typically one year, and some customers may have a right to terminate during the subscription term. As a result, we may not accurately predict future revenue from existing customers. Our customers’ renewal rates have in the past, and may in the future, decline or fluctuate, and termination rates may increase or fluctuate, as a result of a number of factors, including their satisfaction with our platform and our customer support, our products’ ability to integrate with new and changing technologies, the frequency and severity of subscription outages, the capabilities of competing products, the introduction of competing technologies, our product uptime or latency, the pricing of our or competing products, and changes in IT budgets and macroeconomic conditions, including economic conditions resulting from the COVID-19 pandemic. Moreover, if we experience difficulties assisting customers with the successful implementation of new projects, our renewal rates may be adversely affected. In addition, any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy, including as a result of the COVID-19 pandemic, would adversely affect the industries in which our customers operate, which could adversely affect our customers’ willingness or ability to renew their subscription agreements. Even if our customers renew their subscriptions, they may renew for lower subscription amounts or for shorter subscription terms or on other terms that are less economically beneficial to us. If our customers terminate or do not renew their subscriptions, or renew on less favorable terms, our revenue may grow more slowly than expected or decline and our dollar-based net expansion rate, a key metric we use to track the growth of our business, may grow more slowly than expected or decline.

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
In September 2019, we received net proceeds of approximately $149.1 million (after deducting the initial purchasers’ discount) from the issuance of 1.75% Convertible Senior Notes due September 1, 2024, or the 2024 Notes. To that end, we expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the foreseeable future. We anticipate negative cash flows during fiscal 2021 as we intend to make investments in our business in order to support our growth. We have a history of negative cash flow from operating activities and as a result may need to raise additional funds in the future or we may elect to raise additional capital to fund investments in our business or strategic investments. If we seek to raise capital for any reason, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. In addition, we expect that our status as a French entity and our ADS structure may negatively impact the trading volume of our ADSs and harm our ability to access capital from the public markets. Moreover, a failure to consummate the transactions contemplated by the memorandum of understanding we entered into with Thoma Bravo on March 10, 2021 could create a negative impression in the investment community and consequently our ability to raise capital may be adversely affected. If we raise additional capital by issuing equity or securities convertible into equity, our shareholders may experience significant dilution of their ownership interests and the per share value of our ordinary shares and ADSs could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of ADSs and ordinary shares, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. If we need or seek additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
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
A portion of our revenue is generated by sales through our channel partners, especially in international markets. As we grow our business into new and existing international markets, we expect that our reliance on channel partners to generate sales will also grow. We provide our channel partners with specific training and programs to assist them in selling our products, but these steps may not be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products. The COVID-19 pandemic and related mitigation measures has and may in the future adversely affect the ability of our channel partners to sell our products, which could adversely affect our results of operations. Moreover, if we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers and, in particular, to large enterprises. These partners may also market, sell, and support products and services that are competitive with ours and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice prior to each annual renewal date. We may not retain these channel partners and may not be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from any of them could harm our results of operations. In addition, any new channel partner requires extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers or violates laws or our corporate policies. If we fail to effectively manage our existing sales channels, if our channel partners are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and services and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.
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
As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies. For example, in November 2018 we acquired Stitch Inc. Our ability as an organization to acquire and integrate other companies, products, or technologies in a successful manner is relatively unproven given our limited track record. Our ability to successfully acquire companies, products and technologies depends, in part, on our ability to attract and retain highly skilled personnel. If we are unable to attract and retain qualified personnel, we may be unable to take advantage of opportunities to make beneficial acquisitions or investments. The identification of suitable acquisition candidates is difficult, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy, we may be subject to claims or liabilities assumed from an acquired company, product, or technology, and any acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. In addition, if we are unsuccessful at integrating any future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully. Our integration of future acquisitions could be challenging for us during the COVID-19 pandemic, due to temporary office closures, restrictions on travel, and remote working, and may not be successful.
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
Our success depends to a significant degree on our ability to protect our proprietary technology, methodologies, know-how and our brand. We rely on a combination of trade secrets, trademarks, copyrights, contractual restrictions, patents and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, including any intellectual property, including trading secrets, obtained through a breach of our information technology systems. In fact, in the past we have experienced breaches into our information technology systems that could have resulted in unauthorized access to our intellectual property. As a result of past breaches or a failure in the future to protect our intellectual property rights adequately, our competitors may gain access to our technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, or other intellectual property rights that we have or may obtain may be challenged by others or invalidated through administrative process or litigation. As of June 30, 2021, we had two issued patents and one pending patent application in the United States. We intend to seek further patent protection in the future; however, we may be unable to obtain any patent protection for our technology. In addition, our issued patents and any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. We may be unable to prevent third parties from acquiring domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information will likely increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
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
In recent years, there has been significant litigation involving patents, copyrights, trademarks, trade secrets and other intellectual property rights in the software industry. Companies providing software are increasingly bringing and becoming subject to suits alleging violations of proprietary rights, particularly patent infringement, misappropriation or other violations, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other claims. As of June 30, 2021, we had two issued patents and one pending patent application in the United States. As a result, we currently have a limited patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that we or our solution violates its intellectual property rights, the litigation could be expensive and could divert our management resources. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
At the state level, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, recently was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and in June 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. We are currently assessing the impact of CPRA's significant modifications to the CCPA, and the impact of these other state laws, on our data processing practices and policies. Our ongoing assessment and any necessary changes to our data processing practices and policies may potentially require us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our solutions, possibly in a material manner, or stop offering certain solutions, and could limit our ability to develop and implement new features.
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
Among other requirements, the GDPR regulates transfers of personal data outside of the European Economic Area, or EEA, to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States, or U.S., and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses approved by the European Commission, or SCCs, and our certifications under the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. With regard to transfers to the U.S. of personal data from our employees and European customers and users, we rely upon the SCCs. The “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, invalidated the EU-U.S. Privacy Shield Framework as a mechanism to transfer personal data from the EEA to the United States. In the same decision, the CJEU confirmed the validity of the SCCs, but advised that the SCCs must be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the SCCs. The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. Although we believe we continue to satisfy regulatory requirements through our use of SCCs, these latest developments represent a milestone in the regulation of cross-border data transfers, and require major changes to our data transfer policy, including the need to conduct legal, technical, and security assessments for each data transfer from the EEA to a country outside of the EEA, and requiring us to engage in additional contractual negotiations. This means that we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents.
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
Further, on January 31, 2020, the United Kingdom left the EU (commonly referred to as “Brexit”). Brexit may lead to further legislative and regulatory changes. The United Kingdom has implemented legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. Aspects of data protection regulation remain unclear in the medium- to long-term, however, including with regard to regulation of data transfers to and from the United Kingdom. On June 28, 2021, the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, allowing personal data transfers from EU member states to the United Kingdom to continue without requiring additional contractual or other measures in order to lawfully transfer personal data between the territories. This decision is subject to renewal after four years, however, and may be revisited by the European Commission at any time. This creates uncertainty and, if this adequacy decision was to be revoked or modified, this could increase our risk exposure, require us to modify our practices and policies, and cause us to incur significant costs and expenses.
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
As of June 30, 2021, we had 1,395 full-time employees, of whom approximately 36% were located in the United States, 29% in France, 7% in Germany, 7% in the United Kingdom, and 6% in China. In some of the countries in which we operate, employment laws may grant significant job protection to certain employees, including rights on termination of employment and setting maximum number of hours and days per week a particular employee is permitted to work. In addition, in certain countries in which we operate, we are often required to consult and seek the advice of employee representatives and unions. These laws, coupled with the requirement to consult with any relevant employee representatives and unions, could affect our ability to react to market changes and the needs of our business and cause us to incur higher expenses.

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
As of June 30, 2021, we had goodwill of $50.1 million and net intangible assets of $7.2 million, which in the aggregate represents approximately 15% of our total consolidated assets. Goodwill is not amortized, but we evaluate for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Intangible assets are amortized, and we review the net carrying value for impairment whenever events or changes in circumstances indicate that the net carrying value of an intangible asset may not be recoverable. Factors that could indicate that our goodwill or net intangible assets are impaired include, but are not limited to, a decline in our stock price and market capitalization; lower than projected sales growth rates, operating results and cash flows; slower growth rate in our industry; and a change in weighted average cost of capital or economic or market conditions. Some of these factors are outside of our control. In the future we may be required to record significant charges in our consolidated financial statements during the period in which we determine that our goodwill or net intangible assets are impaired. Any impairment charge may have an adverse effect on our results of operation and shareholders’ equity.
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
•require us to use a substantial portion of our cash flow from operations to make debt service payments, including with respect to the 2024 Notes;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
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

Further, holders of the 2024 Notes have the right to require us to repurchase all or a portion of their 2024 Notes upon the occurrence of a “fundamental change” (as defined in the indenture for the 2024 Notes) before the maturity date at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. If consummated, the pending acquisition by Thoma Bravo would result in the occurrence of a “fundamental change” under the indenture for the 2024 Notes. In addition, the pending acquisition by Thoma Bravo, if consummated, would trigger a conditional conversion feature that would entitle holders of 2024 Notes to convert their 2024 Notes during a specified period at their option. Further, upon conversion of the 2024 Notes, unless we elect to deliver solely ADSs to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2024 Notes surrendered therefor upon a fundamental change or pay cash with respect to 2024 Notes being converted in lieu of delivering ADSs upon conversion.
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
Our 2024 Notes are denominated in euros and the majority of the proceeds are held in euros as of June 30, 2021. As a result, our cash and short-term investments held in euros are potentially exposed to negative interest rates in Europe, which may negatively impact our net income. In addition, we may choose to hold a significant amount of the proceeds from our 2024 Notes in U.S. dollars in the future. A weakening of the U.S. dollar relative to the euro could therefore adversely affect our ability to service our debt obligations and repay the aggregate principal amount of the 2024 Notes if we are obligated to repurchase the 2024 Notes in the event of a fundamental change or deliver cash at maturity or upon conversion of the 2024 Notes to the extent that the 2024 Notes are not converted solely into our ADSs. In addition, because our reporting currency is the U.S. dollar, a weakening of the U.S. dollar against the euro would increase the amount of debt under our 2024 Notes that would be reportable on our balance sheet, which could have an adverse effect on our liquidity and financial condition.
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
In the event the conditional conversion feature of the 2024 Notes is triggered, holders of the 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2024 Notes, unless we elect to satisfy our conversion obligation by delivering solely ADSs (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. The pending acquisition by Thoma Bravo, if consummated, would trigger a conditional conversion feature that would entitle holders of 2024 Notes to convert their 2024 Notes during a specified period at their option.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes is that the equity component is required to be included in the additional paid-

in capital section of stockholders’(deficit) equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2024 Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the 2024 Notes to their face amount over the term of the 2024 Notes. We report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which lowers our reported financial results, and could adversely affect the trading price of our ADSs and the trading price of the 2024 Notes. As of January 1, 2022, we will be adopting FASB ASU 2020-06. Under this new standard, the equity component of our convertible debt will be reclassified to a liability and we will no longer amortize the discounted carrying value of the 2024 Notes.
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
The conversion of some or all of the 2024 Notes will dilute the ownership interests of existing shareholders to the extent we deliver ADSs upon conversion of any of the 2024 Notes. The 2024 Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances specified in the indenture for the 2024 Notes. Moreover, because our ADSs trade in U.S. dollars but the conversion rate and conversion price set forth in the indenture for the 2024 Notes are set forth in euros, fluctuations in the U.S. dollar-euro exchange rate could cause the 2024 Notes to be convertible and result in dilution to our shareholders even if our ADSs do not significantly appreciate in value or appreciate in value at all. For example, one situation in which the 2024 Notes are convertible is when, during any calendar quarter ending after December 31, 2019, the last reported sale price of our ADSs (converted into euros in the manner set forth in the indenture for the 2024 Notes) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last day of the immediately preceding calendar quarter is greater than 130% of the conversion price of the 2024 Notes on each applicable trading day. As a result, if the U.S. dollar strengthened sufficiently against the euro, that conversion condition could be satisfied even if our ADSs do not appreciate in value.
Any sales in the public market of the ADSs (or ordinary shares represented by such ADSs) issuable upon any conversion of the 2024 Notes could adversely affect prevailing market prices of our ADSs and ordinary shares. In addition, the existence of the 2024 Notes may encourage short selling by market participants because the conversion of the 2024 Notes could be used to satisfy short positions, or anticipated conversion of the 2024 Notes into ADSs could depress the price of our ADSs and ordinary shares.
Provisions in the indenture for our 2024 Notes could discourage or make more difficult certain corporate actions.
Provisions in the indenture for our 2024 Notes could discourage or make more difficult certain corporate actions. For example, if a “fundamental change” (as defined in the indenture for the 2024 Notes) occurs prior to the maturity date of the 2024 Notes, holders of the 2024 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2024 Notes. If a “make-whole fundamental change” (as defined in the indenture for the 2024 Notes) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the 2024 Notes for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change. The pending tender offer by Thoma Bravo, if consummated, will constitute a make-whole fundamental change that will permit holders of the 2024 Notes to elect to convert their 2024 Notes and require us to increase the conversion rate for the 2024 Notes any note holders elect to convert in connection with such make-

whole fundamental change. Furthermore, the indenture for the 2024 Notes prohibits us from engaging in certain mergers or acquisitions or sales of assets unless, among other things, the surviving entity assumes our obligations under the 2024 Notes.
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
Our executive officers, directors, current five percent or greater shareholders and affiliated entities together beneficially own a significant percentage of our ordinary shares and ADSs outstanding as of June 30, 2021. As a result, these shareholders, acting together or in parallel, could have a significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.
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

There can be no assurance that the proposed acquisition will be consummated. The consummation of the proposed acquisition is subject to the satisfaction or waiver of specified closing conditions, including, among others, (i) the number of Company Shares (including Company Shares represented by ADSs) validly tendered pursuant to the Offer (and not properly withdrawn prior to any then scheduled Expiration Date) and Unsellable Free Shares (as defined in the MoU) validly tendered (including by exercising the Free Share Liquidity Mechanism (as defined in the MoU)) pursuant to the Offer (and not properly withdrawn prior to any then scheduled Expiration Date) that are validly tendered pursuant to the Offer, and Company Shares then beneficially owned by Parent or Purchaser (if any), representing at least 80% of, without duplication, (a) all Company Shares (including Company Shares represented by ADSs) then outstanding (including any Company Shares held in escrow) plus (b) all Company Shares issuable upon the exercise, conversion or exchange of any options, warrants, convertible notes, stock appreciation rights, or other rights to acquire Company Shares then outstanding (excluding shares issuable pursuant to the 2024 Notes), regardless of whether or not then vested but, in each case, after giving effect to the cancellation of any Company Share Options, Company Free Shares and Company Warrants in the manner set forth in the MoU; (ii) the absence of legal restraints on Parent’s ability to accept and pay for the Company Shares (including Company Shares represented by ADSs) tendered into the Offer; and (iii) certain other customary conditions as set forth in the MoU. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.

On July 28, 2021, the Company's board of directors approved an update to Article 6 of the Company's By-laws (statuts), effective immediately, solely to reflect an increase in the Company's share capital as a result of shares issued upon the exercise of stock options and warrants, and the vesting of restricted stock units.

The foregoing description is qualified in its entirety by reference to the full text of the By-laws, the English translation of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Contribution Agreement, entered into by and between Talend S.A. and Talend S.A.S., dated June 15, 2021.	8-K	001-37825	2.1	6/21/2021

2.2	Joint Cross-Border Merger Plan, by and between Talend S.A. and Tahoe AcquireCo B.V., dated June 15, 2021.	8-K	001-37825	2.2	6/21/2021

3.1	Amended and Restated Bylaws (statuts) of Talend S.A. (English Translation).					X

4.1	Amendment No. 1 to Deposit Agreement, dated July 28, 2016, by and among Talend S.A., JPMorgan Chase Bank, N.A. and holders of American Depositary Receipts..	8-K	001-37825	4.1	5/24/2021

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Dated:  July 28, 2021